Form 10-Q
period 2013-03-31
CST Brands, Inc.
filed 2013-05-22
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 001-35743
CST BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-1365950 (I.R.S. Employer Identification No.)

One Valero Way
Building D, Suite 200
San Antonio, Texas
(Address of Principal Executive Offices)
78249
(Zip Code)
(210) 692-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ *
* The registrant became subject to such requirements on April 11, 2013 and it has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of May 1, 2013 was 75,397,243.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CST BRANDS, INC.
COMBINED BALANCE SHEETS
(Millions of Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$70	$61
Receivables, net	224	134
Inventories	177	168
Deferred income taxes	15	13
Prepaid expenses and other	13	8
Total current assets	499	384
Property and equipment, at cost	1,861	1,863
Accumulated depreciation	(603)	(587)
Property and equipment, net	1,258	1,276
Goodwill and intangible assets, net	56	41
Other assets, net	8	8
Total assets	$1,821	$1,709
LIABILITIES AND NET INVESTMENT
Current liabilities:
Current portion of capital lease obligations	$1	$1
Accounts payable	117	95
Accrued expenses	31	40
Taxes other than income taxes	82	92
Income taxes payable	7	—
Total current liabilities	238	228
Capital lease obligations, less current portion	3	4
Deferred income taxes	121	123
Other long-term liabilities	108	107
Commitments and contingencies
Net investment:
Accumulated other comprehensive income	155	165
Net parent investment	1,196	1,082
Total net investment	1,351	1,247
Total liabilities and net investment	$1,821	$1,709

See Condensed Notes to Combined Financial Statements.

CST BRANDS, INC.
COMBINED STATEMENTS OF INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues (a)	$3,188	$3,212
Costs and expenses:
Cost of sales	2,955	2,996
Operating expenses	159	155
General and administrative expenses	15	15
Depreciation, amortization and accretion expense	30	27
Total costs and expenses	3,159	3,193
Operating income	29	19
Other income, net	1	—
Income before income tax expense	30	19
Income tax expense	9	5
Net income	$21	$14

Supplemental information:
(a) Includes excise taxes of:	$475	$478

See Condensed Notes to Combined Financial Statements.

CST BRANDS, INC.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$21	$14
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	9
Other comprehensive income (loss) before income taxes	(10)	9
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss)	(10)	9
Comprehensive income	$11	$23

See Condensed Notes to Combined Financial Statements.

CST BRANDS, INC.
COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$21	$14
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion expense	30	27
Deferred income tax benefit	(4)	(7)
Changes in current assets and current liabilities	(91)	(26)
Other operating activities, net	—	2
Net cash (used in) provided by operating activities	(44)	10
Cash flows from investing activities:
Capital expenditures	(40)	(17)
Proceeds from dispositions of property and equipment	—	1
Other investing activities, net	—	(2)
Net cash used in investing activities	(40)	(18)
Cash flows from financing activities:
Net transfers from Parent	93	19
Net cash provided by financing activities	93	19
Effect of foreign exchange rate changes on cash	—	—
Net increase in cash	9	11
Cash at beginning of period	61	132
Cash at end of period	$70	$143

See Condensed Notes to Combined Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS

1.	THE SEPARATION AND DISTRIBUTION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS, CONCENTRATION RISK AND INTERIM FINANCIAL INFORMATION

The Separation and Distribution
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution (the “separation and distribution”) of its retail business resulting in a separate, publicly traded company named CST Brands, Inc. (“CST”). In accordance with a separation and distribution agreement, the two companies were separated by Valero’s distributing to its stockholders 80 percent of the common stock of CST on May 1, 2013 (the “Distribution Date”). Each Valero stockholder received one share of CST stock for every nine shares of Valero stock held at the close of business on the record date of April 19, 2013 (the “Record Date”). Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.

In connection with the separation and distribution, CST incurred an aggregate of $1.05 billion in new debt, consisting of: (i) $550 million aggregate principal amount, senior unsecured bonds (the “notes”); and (ii) $800 million in senior secured credit facilities, comprised of a $500 million term loan facility (the “term loan”) and a $300 million revolving credit facility (the “revolving credit facility”). We have not borrowed under the revolving credit facility as of the date of this filing, however approximately $2 million of letters of credit have been issued under this facility. For more information on the indebtedness, see Note 5 to these condensed notes to combined financial statements.

We transferred the cash proceeds of the term loan to Valero and issued the notes to Valero in connection with the separation of the assets (including the equity interests of certain Valero subsidiaries) and liabilities of Valero’s retail business from Valero and the transfer of those assets (including the equity interests of certain Valero subsidiaries) and liabilities to us. Valero transferred our notes to exchange counterparties to satisfy certain of Valero’s then-outstanding debt obligations. As a result of these financing transactions, we incurred total indebtedness of $1.05 billion for which we did not retain any cash following the separation and the distribution.

As a result of the distribution, the tax basis of certain of our Retail–U.S. assets related to certain historical intercompany transactions between Valero and us were stepped-up, but the historical book basis of these assets was not stepped-up because the distribution represents a transaction with Valero’s stockholders. Therefore, we expect to realize an $18 million adjustment to a portion of our U.S. deferred income tax liabilities, which will be paid by Valero.

The separation and distribution was a taxable event in Canada, and as a result, the tax basis of certain assets and liabilities of our Retail–Canada segment were stepped up to their fair values. The historical book basis of those assets and liabilities, however, were not stepped up because they were wholly owned by Valero and were transferred within the Valero consolidated group. As a result, we expect to recognize a deferred tax asset of $119 million from the step-up in the tax basis of those assets and liabilities. In addition, Valero expects to pay income taxes of $121 million incurred by us.

CST was not responsible for any tax payments related to the separation and distribution in the U.S. and Canada.

In connection with the separation and distribution, we recognized a $15 million receivable from Valero in connection with Valero’s agreement to indemnify us for self-insurance obligations and certain legal matters that we incurred up to and including the distribution date.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Valero accelerated the vesting of all of its restricted stock awards held by our employees on or prior to the record date, April 19, 2013. As a result, we were charged for the remaining unrecognized stock-based compensation related to those awards at that time, which was $1 million.

A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation and the distribution was filed by CST with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on April 11, 2013 (the “Form 10”). On May 2, 2013, CST stock began trading on the New York Stock Exchange under the “CST” stock symbol.

Basis of Presentation
CST was incorporated in November 2012 and, in connection with its incorporation, CST issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. CST was formed solely in contemplation of the separation and the distribution and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.

These financial statements reflect the combined historical financial position, results of operations and cash flows of CST and Valero’s retail business in the U.S. and Canada that were owned by direct and indirect wholly-owned subsidiaries of Valero, including an allocable portion of Valero’s corporate costs. The legal transfer of the assets (including the equity interests of certain Valero subsidiaries), liabilities and operations of Valero’s retail business into CST occurred on May 1, 2013. However, for ease of reference, these combined financial statements are referred to as those of CST. Unless otherwise stated or the context otherwise indicates, all references in these combined financial statements to “us,” “our,” or “we” mean the retail business of Valero, which is referred to as CST.

The financial statements are presented as if Valero’s U.S. and Canadian retail operations had been combined for all periods presented. Neither operation, however, carried out transactions with the other during the periods presented; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of these operations. The assets and liabilities in the combined balance sheets have been reflected on a historical cost basis, as immediately prior to the separation and distribution, and all of the assets and liabilities presented are wholly owned by Valero and are being transferred within the Valero consolidated group. The combined statements of income also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and information technology (“IT”). These allocations are based primarily on specific identification of time and/or activities associated with CST, employee headcount or capital expenditures. Our management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our combined financial position, results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Valero uses a centralized approach to cash management and the financing of its operations. Prior to the separation and distribution, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us for any of the periods presented. Beginning in March 2013, in contemplation of the separation and distribution, we began to pay certain of our subsidiaries’ obligations prior to transferring cash to Valero. Cash presented on our combined balance sheets represents cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in automated teller machines (“ATMs”) in our Retail–Canada segment. We reflect transfers of cash to and from Valero’s cash management system as a component of net parent investment on our combined balance sheets, and these net transfers of cash are

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

reflected as a financing activity in our combined statements of cash flows. We also have not included any interest income on the net cash transfers to Valero.

We have evaluated events that occurred after March 31, 2013 through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in these financial statements.

Concentration Risk
Valero supplied substantially all of the motor fuel purchased by us for resale during all periods presented.

We entered into a Branded Distributor Marketing Agreement, a Petroleum Product Sale Agreement and a Master Agreement with Valero in connection with the separation and distribution for the supply of motor fuel to our Retail–U.S. operations, which we refer to as the “U.S. Fuel Supply Agreements.” In addition, we entered into a separate Petroleum Product Supply Agreement with Valero for the supply of motor fuel to our Retail–Canada segment. Under the U.S. Fuel Supply Agreements and the Product Supply Agreement in Canada, we will continue to purchase motor fuel from Valero. The U.S. Fuel Supply Agreements and Petroleum Product Supply Agreement in Canada contain minimum annual purchase obligations. The minimum purchase obligation provisions of these agreements require us to purchase minimum annual volumes of motor fuel at market-based prices, but the agreements do not contain take-or-pay provisions. In the event that we do not purchase the minimum volumes, the agreements include a charge for the difference between the total minimum volume commitment to be purchased over the terms of the agreements and the volumes actually purchased by us. This amount will decline over time as we purchase motor fuel from Valero.

No customers are individually material to our operations.

Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2013 and 2012 included in these condensed notes to combined financial statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet as of December 31, 2012 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our Form 10.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2.	ACQUISITION

In July 2012, we completed the acquisition of The Crackerbox, LLC (“Crackerbox”) for total cash consideration of $61 million. No contingent assets or liabilities were acquired or assumed. In the first quarter of 2013, an independent appraisal of the assets acquired through the acquisition of Crackerbox was substantially completed. The purchase price of Crackerbox was allocated based on the fair values of the assets acquired at the date of acquisition resulting from this appraisal. The primary changes to the preliminary purchase price allocation disclosed in 2012 consisted of an $18 million adjustment to goodwill resulting from a change in the estimated fair value of property and equipment. The purchase price allocation of the acquisition of Crackerbox was determined based on the acquisition-date fair values of the assets acquired and is as follows (in millions):

Inventories	3
Property and equipment	38
Other assets	2
Goodwill	18
Total consideration	$61

The adjustment to property and equipment discussed above did not result in a material adjustment to depreciation expense for the period from the date of the acquisition through March 31, 2013.

We have not presented pro forma results of operations for the three months ended March 31, 2012, or actual results of operations for the three months ended March 31, 2013, because this acquisition was not material to our results of operations.

3.	INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
Convenience store merchandise	$111	$111
Motor fuel (at LIFO)	65	56
Supplies	1	1
Inventories	$177	$168

As of March 31, 2013 and December 31, 2012, the replacement cost (market value) of motor fuel inventories exceeded their LIFO carrying amounts by approximately $63 million and $56 million, respectively.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

4.	COMMITMENTS AND CONTINGENCIES
Tax Matters
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

Litigation Matters
We are party to claims and legal proceedings arising in the ordinary course of business. We have not recorded a loss contingency liability with respect to some of these matters because we have determined that it is remote that a loss has been incurred. For other matters, we have recorded a loss contingency liability where we have determined that it is probable that a loss has been incurred and that the loss is reasonably estimable. These loss contingency liabilities are not material to our financial position. We re-evaluate and update our loss contingency liabilities as matters progress over time, and we believe that any possible loss in excess of amounts already recorded will not be material to our results of operations, financial position or liquidity.

There have been no significant changes to the matters discussed in our combined financial statements for the year ended December 31, 2012, which are included in the Form 10.

5.	DEBT

On May 1, 2013, in connection with the separation and the distribution, we incurred an aggregate of $1.05 billion of new long-term debt that consisted of the following (in millions):

5.0% notes due 2023	$550
Term loan, with a variable interest rate of 1.95% (LIBOR plus 1.75% as of May 1, 2013)	500
Total debt	1,050
Less current portion	25
Debt, less current portion	$1,025
In connection with the issuance of our new long-term debt, we incurred debt issuance and credit facility origination costs of $17 million, which will be amortized into interest expense using the effective interest method over the terms of the associated notes and credit facilities.

Notes
Our $550 million notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of our domestic subsidiaries. The notes and the guarantees are unsecured senior obligations of CST and the guarantor subsidiaries, respectively. Accordingly, they are: equal in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness; senior in right of payment to any of our and the guarantors’ future subordinated indebtedness; effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness, including indebtedness under our new credit facilities; and effectively subordinated to all future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us).

If we sell certain assets and do not repay certain debt or reinvest the proceeds of such sales within certain periods of time, we will be required to use such proceeds to offer to repurchase the notes at 100 percent of their principal amount, plus accrued and unpaid interest and special interest, if any, to the date or repurchase. Upon the occurrence of certain

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

specific change of control events, we will be required to offer to repurchase all outstanding notes at 101 percent of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture governing the notes, among other things, imposes limitations on our ability to: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock; make specified types of investments and acquisitions; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies.

The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”) and, in connection with the offering of the notes, we entered into a registration rights agreement pursuant to which we and the guarantors of the notes will register substantially identical exchange notes under the Securities Act and permit holders to exchange the notes for the registered exchange notes.

Credit Facilities
Our new credit facilities provide for an aggregate amount of $800 million in financing, with a final maturity date on May 1, 2018, consisting of the following:

•	a term loan facility in an aggregate principal amount of $500 million; and

•	a revolving credit facility in an aggregate principal amount of up to $300 million.

The credit facilities are guaranteed by our domestic subsidiaries and secured by security interests and liens on substantially all of CST’s and its domestic subsidiaries’ assets, including 100 percent of the capital stock of our domestic subsidiaries and 65 percent of the voting equity interests and 100 percent of the non-voting equity interests of material, first-tier, foreign subsidiaries, subject to certain customary exceptions. The credit facilities have, among others, the following terms:

•
subject to exclusions, mandatory prepayments with the net cash proceeds of certain asset sales, insurance proceeds or condemnation awards, the incurrence of certain indebtedness and our excess cash flow (as defined in the credit agreement);

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on CST and its guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
Financial covenants consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. We will be required to be in compliance with the lease adjusted leverage ratio and fixed charge coverage ratio commencing with the calendar quarter ended June 30, 2013.

Borrowings under our credit facilities bear interest at the “London Interbank Offered Rate” (“LIBOR”) plus a margin, or an alternate base rate as defined under the agreement, plus a margin. Initially, all LIBOR rate loans have an applicable interest rate margin of 1.75 percent, and all alternate base rate loans have an applicable interest rate margin of 0.75 percent. Future interest rate margins will increase or decrease based on our leverage ratio as prescribed under the credit agreement governing the credit facilities. The revolving credit facility provides for customary fees, including commitment fees and other fees.

Outstanding borrowings under our term loan facility are LIBOR rate loans bearing interest at 1.95 percent (LIBOR plus 1.75 percent) as of May 1, 2013.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

We are required to make principal payments on the term loan in accordance with an amortization schedule as follows(in millions):

Period	Total Principal to be Repaid
May 1, 2013 through September 30, 2014	$38
October 1, 2014 through September 30, 2015	$44
October 1, 2015 through September 30, 2016	$62
October 1, 2016 through September 30, 2017	$75
October 1, 2017 through March 31, 2018	$37
Due upon maturity – May 1, 2018	$244

6.	NET INVESTMENT

The following is a reconciliation of the beginning and ending balances (in millions) of our net investment:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$1,247	$1,249
Net income	21	14
Net transfers from Parent:
Net transfers from Parent per statements of cash flows	93	19
Other comprehensive income (loss)	(10)	9
Balance at end of period	$1,351	$1,291

7.	RELATED-PARTY TRANSACTIONS

Purchases of motor fuel. Motor fuel purchased by us from Valero is recorded as a component of cost of sales based on transfer price formulas that vary from terminal to terminal. The actual prices we pay typically change daily, based on market fluctuations of wholesale motor fuel in the geographic locations where we purchase our motor fuel for resale.

Under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we will continue to purchase a substantial portion of our motor fuel from Valero at per-terminal, market-based prices. However, our cost of sales increased effective January 1, 2013 as a result of differences in price formulas from those historically employed prior to the separation and distribution. These differences in price formulas increased our cost of sales $2 million and $3 million in Retail–U.S. and Retail–Canada, respectively, during the first quarter of 2013. In addition, the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada differ from our arrangements prior to the separation and the distribution by providing for payment terms of “net 10” days after taking title to the motor fuel, which is consistent with terms currently offered by Valero to its other creditworthy retail distributors of our size. These new payment terms became effective at the time of the separation and distribution.

Medical insurance, life insurance, and employee benefit plan expenses. Valero allocated these costs to us based on Valero’s determination of actual costs attributable to our employees, which we recorded as components of operating expenses and general and administrative expenses for all periods presented. In connection with the separation and the

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

distribution, we entered into an Employee Matters Agreement between us and Valero. The Employee Matters Agreement governs Valero’s and our compensation and employee benefit obligations with respect to the current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs.

Stock-based compensation. Valero allocated these costs to us based on Valero’s determination of actual costs attributable to our employees, which we recorded as components of operating expenses and general and administrative expenses for all periods presented. No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the distribution. Valero accelerated the vesting of all of its non-vested restricted stock awards held by CST employees, including its named executive officers, in connection with the separation and distribution. Performance shares held by CST employees were forfeited pursuant to the provisions in the performance share agreements between Valero and the affected employees. With respect to stock options to purchase Valero stock held by CST employees, Valero has adjusted the exercise prices and the number of shares subject thereto to reflect the impact of the distribution, as more particularly set forth in the Employee Matters Agreement.

In anticipation of the distribution, Valero, as sole stockholder of CST, and the CST Board of Directors approved the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “Plan”). The Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash awards to CST officers, directors and certain other employees. On May 6, 2013, approximately 403,000 stock options and restricted stock awards were granted under the Plan.

Certain corporate functions. As discussed in Note 1, certain corporate functions performed by Valero on our behalf were charged to us based primarily on specific identification of time and/or activities associated with CST, employee headcount or capital expenditures. We recorded these corporate allocations as a component of general and administrative expenses for all periods presented.

Transition services agreements. In connection with the separation and distribution, we entered into two Transition Services Agreements: one between CST Brands, Inc. and Valero and one between our Canadian subsidiary and Valero. The Transition Services Agreements set forth the terms on which Valero will provide to us, and we will provide to Valero, on a temporary basis, certain services or functions that the companies historically have shared. Transition services include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, legal support services, IT and network infrastructure systems and various other support and corporate services. The Transition Services Agreements provide for the provision of specified transition services generally for a period of up to eighteen months, on a cost or a cost-plus basis.

We believe that the operating expenses and general and administrative expenses allocated to us and included in the accompanying combined statements of income were a reasonable approximation of the costs related to CST’s operations. However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not exist. For purposes of these financial statements, payables and receivables related to transactions between us and Valero are included as a component of the net parent investment.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The following table reflects significant transactions with related parties (in millions):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$2,656	$2,702
Operating expenses	10	10
General and administrative expenses	7	8

8.	SEGMENT INFORMATION
We have two reportable segments: Retail–U.S. and Retail–Canada. The Retail–U.S. segment includes convenience stores located in the United States. The Retail–Canada segment includes convenience stores, filling stations, cardlocks and heating oil operations located in Canada. Operating revenues from our heating oil business were less than 5 percent of our consolidated operating revenues for the three months ended March 31, 2013 and have been included within the Retail–Canada segment information. General and administrative expenses that are not included in either of the two reportable segments are included in the corporate category.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. Performance is evaluated based on operating income. There are no intersegment revenues. No single customer accounted for more than 10 percent of our combined operating revenues.
The following table reflects activity related to segment operating income (in millions):

	Retail– U.S.	Retail– Canada	Corporate	Total
Three months ended March 31, 2013:
Operating revenues from external customers	$1,928	$1,260	$—	$3,188
Depreciation, amortization and accretion expense	21	9	—	30
Operating income (loss)	18	26	(15)	29
Capital expenditures	38	2	—	40

Three months ended March 31, 2012:
Operating revenues from external customers	1,904	1,308	—	3,212
Depreciation, amortization and accretion expense	18	9	—	27
Operating income (loss)	7	27	(15)	19
Capital expenditures	15	2	—	17

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Operating revenues from external customers for our principal products were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Motor fuel sales	$2,641	$2,662
Merchandise sales	352	346
Other	195	204
Total operating revenues	$3,188	$3,212

Other operating revenues are derived from our heating oil business as well as revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
U.S.	$951	$938
Canada	363	379
Total long-lived assets	$1,314	$1,317

Total assets by reportable segment were as follows (in millions):

	March 31,	December 31,
	2013	2012
Retail–U.S.	$1,236	$1,153
Retail–Canada	585	555
Corporate	—	1
Total assets	$1,821	$1,709

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

9.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Decrease (increase) in current assets:
Receivables, net	$(93)	$(28)
Inventories	(10)	21
Prepaid expenses and other	(6)	(4)
Increase (decrease) in current liabilities:
Accounts payable	28	(1)
Accrued expenses	(9)	(5)
Taxes other than income taxes	(8)	(9)
Income taxes payable	7	—
Changes in current assets and current liabilities	$(91)	$(26)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	the amounts shown above exclude changes in cash, deferred income taxes and current portion of capital lease obligations;

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated amounts at the applicable exchange rates as of each balance sheet date.

There were no significant interest payments, noncash investing and financing activities for the three months ended March 31, 2013 and 2012.

As consolidated subsidiaries of Valero, our financial results were included in the U.S. and Canada consolidated tax returns of Valero. As such, with the exception of certain states, we did not make cash tax payments directly to taxing jurisdictions; rather, our share of Valero’s tax payments are reflected as changes in “Net parent investment.” Direct cash payments for certain state income taxes were less than $1 million during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, we recognized a current deferred tax benefit of $4 million and $7 million, respectively, related to an increase in our deferred tax asset from timing differences between the book basis and tax basis of our inventory.

CST BRANDS, INC.
CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

10.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Goodwill	$18	$—
Intangible assets:
Customer lists and other	124	127	$(86)	$(86)
Total	$142	$127	$(86)	$(86)

Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of our fiscal year.

In performing our annual impairment analysis, ASC 350-20 allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test.

In the first step of the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of our “implied fair value” requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the “implied fair value” is less than the carrying value, an impairment charge would be recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q, including without limitation our discussion below under the heading “OVERVIEW AND OUTLOOK ,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.

These forward-looking statements include, among other things, statements regarding:

•	future retail gross margins, including gasoline, diesel, heating oil and convenience store merchandise gross margins;

•	our anticipated level of capital investments and the effect of these capital investments on our results of operations;

•	anticipated trends in the demand for gasoline, diesel and heating oil globally and in the regions where we operate;

•	expectations regarding environmental, tax and other regulatory initiatives; and

•	the effect of general economic and other conditions on retail fundamentals.

In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involved assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	competitive pressures from convenience stores, filling stations and other non-traditional retailers located in our markets;

•	volatility and seasonality in crude oil, wholesale petroleum costs and motor fuel sales;

•	increasing consumer preferences for alternative motor fuel and improvements in fuel efficiency;

•	the operation of our retail sites in close proximity to stores of Valero’s other branded wholesale customers;

•	seasonal trends in the retail industry;

•	severe or unfavorable weather conditions;

•	inability to build or acquire and successfully integrate new retail sites;

•	our ability to comply with federal, provincial and state regulations, including those related to environmental matters and the sale of alcohol and cigarettes and employment laws and health benefits;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer or other litigation;

•	wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dependence on Valero for motor fuel;

•	dependence on suppliers for credit terms;

•	dependence on senior management and the ability to attract qualified employees;

•	acts of war and terrorism;

•	political conditions in oil producing regions and global demand for oil;

•	dependence on our IT systems and maintaining data security;

•	changes in accounting standards, policies or estimates;

•	fluctuations in the exchange rate between the U.S. and Canadian currencies;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•
the impact of the separation and the distribution and risks relating to our ability to operate effectively as an independent, publicly traded company, including any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	changes in our cost structure, management, financing and business operations following the separation;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	any failure to fully and/or timely achieve the expected benefits of the separation and distribution;

•	a determination by the IRS that the distribution or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in the Form 10, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this document are made as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Executive Overview

Overview of the Separation from Valero
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution of its retail business resulting in a separate, publicly traded company named CST Brands, Inc. (“CST”). In accordance with a separation and distribution agreement, the two companies were separated by Valero distributing to its stockholders 80 percent of the common stock of CST on May 1, 2013. Each Valero stockholder received one share of CST stock for every nine shares of Valero stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets (including the equity interests of certain Valero subsidiaries) and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.

The Significance of Crude Oil Prices on Our Revenues and Cost of Sales
Wholesale motor fuel prices are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in retail prices is affected by competitive conditions in each geographic market. As such, the prices we charge our customers for motor fuel and the margin we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time. It has been our experience, however, that, over time, motor fuel margins are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.

Both crude oil and wholesale motor fuel prices were lower during the quarter ended March 31, 2013 compared to the first quarter of 2012. As an example, benchmark West Texas Intermediate (“WTI”) crude oil averaged $94.34 per barrel during 2013, 8 percent lower than the $102.88 average price per barrel during 2012. Correspondingly, benchmark U.S. Gulf Coast wholesale motor fuel prices averaged $2.83 per gallon during 2013, 5 percent lower than the $2.98 average price per gallon during 2012. Benchmark New York Harbor wholesale motor fuel prices averaged $2.94 per gallon during 2013, 2 percent lower than the $3.01 average price per gallon during 2012. As a result of the decline in wholesale motor fuel prices, our average motor fuel selling price per gallon during the three months ended March 31, 2013 declined compared to the same period of 2012. However, motor fuel gross margin improved during the first quarter of 2013 compared to the same period of 2012 in our Retail–U.S. segment and was comparable in our Retail–Canada segment, despite a decline in Retail–Canada sales, as the competitive market allowed us to sustain, for a period, our motor fuel selling price per gallon during periods when decreases in wholesale motor fuel prices occurred.

Seasonality
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months. As a result, operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Basis of Presentation
CST was incorporated in November 2012 and, in connection with its incorporation, CST issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. CST was formed solely in contemplation of the separation and distribution and prior to May 1, 2013 had not commenced operations and had no material assets, liabilities or commitments.

The unaudited condensed combined financial statements of CST included elsewhere in this Form 10-Q were prepared in connection with the separation and distribution and reflect the combined historical results of operations, financial position and cash flows of Valero’s retail business, including an allocable portion of corporate costs. Although the legal transfer of the retail business of Valero into CST took place on May 1, 2013, for ease of reference, these condensed combined financial statements are collectively referred to as those of CST.

The combined financial statements are presented as if Valero’s retail business in the U.S. and Canada had been combined for all periods presented. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented are wholly owned by Valero and are being transferred within the Valero consolidated group. The combined statements of income also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its retail business, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and IT. These allocations are based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.

Overview and Outlook
Overview
A summary of our earnings, along with the earnings of each of our business segments, is provided in the following table (in millions):

	Three Months Ended March 31,
	2013	2012
Retail–U.S. operating income	$18	$7
Retail–Canada operating income	26	27
General and administrative expenses	(15)	(15)
Operating income	29	19
Other income, net	1	—
Income tax expense	9	5
Net income	$21	$14

The increase in net income of $7 million in 2013 compared to 2012 was primarily due to an increase in our Retail–U.S. segment operating income, partially offset by an increase in income tax expense, more fully described below:

•
Operating income of our Retail–U.S. segment increased $11 million, which was largely attributable to an increase in our motor fuel gross margin driven by volatility in wholesale motor fuel prices. During the first quarter of 2013, the competitive market allowed us to sustain, for a period, our motor fuel selling price per gallon during periods when decreases in wholesale motor fuel prices occurred.

•	Income tax expense increased $4 million attributable to the increase in operating income.

Outlook
Retail–U.S.
The Retail–U.S. segment’s trends in both fuel and merchandise sales in the beginning of the second quarter of 2013 are similar to those that we experienced in the first quarter.  The U.S. market remains very competitive while retailers continue to work through a recovering economy.  Our merchandise sales during the first half of the second quarter continue to be slightly down in sales but flat in gross profit dollars.  Merchandise margin is expected to improve over last year due to the increased percentage of food service and private label merchandise sold, while cigarettes are on a slight decline, but stabilizing.  Weather has been cooler and wetter than last year, which can have an adverse impact on store sales.

Retail–Canada
For the second quarter, the Retail–Canada segment has been experiencing trends consistent with the first quarter and the prior year. Motor fuel volumes are expected to decrease slightly over the prior year due to a decrease in store count.  The Canadian market remains very competitive and the economy is relatively stable. The merchandise business is benefiting from an early spring with warmer temperatures than last year, which can positively impact store sales.

Results of Operations
Income Statement Analysis
Below is an analysis of our income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. It should be noted that the three month periods ended March 31, 2013 and 2012 contained 90 days and 91 days of operations, respectively. Our combined statements of income are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Operating revenues	$3,188	$3,212
Costs and expenses:
Cost of sales	2,955	2,996
Operating expenses	159	155
General and administrative expenses	15	15
Depreciation, amortization and accretion expense	30	27
Total costs and expenses	3,159	3,193
Operating income	29	19
Other income, net	1	—
Income before income tax expense	30	19
Income tax expense	9	5
Net income	$21	$14
Operating revenues
Operating revenues decreased by $24 million, or 1 percent. Significant items impacting these results were:

•
A $48 million decline in our Retail–Canada segment operating revenues primarily attributable to a 5 percent decline in motor fuel sales volumes as a result of fewer retail sites opened during the quarter ended March 31, 2013 compared to the same period of the prior year. Reflected in this operating revenue decline was $8 million due to the effects of the weakening of the Canadian dollar relative to the U.S. dollar.

•	A $24 million increase in our Retail–U.S. segment operating revenues attributable to:

◦
An increase of $39 million in motor fuel operating revenues driven by an additional 11 million gallons sold during the first quarter of 2013 primarily as a result of an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year.

◦	A decline of $20 million attributable to a decrease in the average price per gallon of motor fuel that we sold.

◦
An increase in merchandise operating revenues of $5 million as a result of an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year.

Cost of sales
We experienced a $41 million, or 1 percent, decline in cost of sales primarily as a result of lower prices for motor fuel purchased by us for resale resulting from a decline in wholesale motor fuel prices. Included in this decline was $7 million due to the weakness of the Canadian dollar relative to the U.S. dollar. Partially offsetting these declines was an increase of $5 million related to the new price formulas under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada,which were applied generally beginning January 1, 2013.

Operating expenses
Operating expenses increased $4 million, or 3 percent, primarily due to an increase in payroll expenses in our Retail–U.S. segment due to additional employees resulting from an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year. Also contributing to the increase was the timing of advertising and maintenance expenditures in our Retail–Canada segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense increased $3 million, or 11 percent, from an increase in our Retail–U.S. segment due to an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year.

Income tax expense
Income tax expense increased $4 million as a result of the increase in income before income tax expense.

Segment Results
Retail–U.S.
The following tables highlight the results of operations of our Retail–U.S. segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except number of convenience stores, per store per day, per barrel and per gallon amounts):

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Motor fuel	$1,619	$1,600
Merchandise	293	288
Other	16	16
Total operating revenues	$1,928	$1,904
Gross margin:
Motor fuel	$37	$21
Merchandise	87	85
Other	14	16
Total gross margin	138	122
Operating expenses	99	97
Depreciation, amortization and accretion expense	21	18
Operating income	$18	$7

Benchmark price for WTI crude oil (a):	$94.34	$102.88
Benchmark wholesale gasoline prices (b):
U.S. Gulf Coast	$2.83	$2.98
U.S. West Coast	$3.09	$3.20

Motor fuel sales (gallons per store per day)	5,048	5,046
Motor fuel sales (per store per day)	$17,428	$17,628
Merchandise sales (per store per day)	$3,158	$3,171
Average motor fuel selling price per gallon	$3.45	$3.49
Motor fuel gross margin (cents per gallon):
Motor fuel margin, before credit card fees	$0.12	$0.09
Credit card fees	(0.04)	(0.04)
Motor fuel gross margin	$0.08	$0.05
Merchandise gross margin (percentage of merchandise revenues)	29.7%	29.5%

	Three Months Ended March 31,
	2013	2012
Company Operated Retail Sites:
Beginning of period	1,032	998
NTIs	1	1
Closed or divested	—	(2)
End of period	1,033	997

Average retail sites open during the period	1,033	997

Same Store Information (c):
Company operated retail sites	991	991
Motor fuel sales (gallons per store per day)	5,018	5,063
Merchandise sales (per store per day)	$3,131	$3,183
Merchandise gross margin percent	29.9%	29.5%
Merchandise sales, ex. cigarettes (per store per day)	$2,112	$2,101
Merchandise gross margin percent, ex. cigarettes	35.6%	34.8%
Merchandise gross profit dollars	$84	$84
Other services operating revenues (d)	$13	$16

New to Industry (“NTI”) Information (e):
Company operated retail sites	34	22
Motor fuel sales (gallons per store per day)	9,787	9,439
Merchandise sales (per store per day)	$5,960	$5,468
Merchandise gross margin percent	32.4%	31.5%
Merchandise sales, ex. cigarettes (per store per day)	$4,618	$4,185
Merchandise gross margin percent, ex. cigarettes	36.4%	35.6%
(a) Represents the average monthly spot price per barrel during the periods presented for WTI crude oil. One barrel represents 42 gallons.

(b)
Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional gasoline and Los Angeles reformulated gasoline blendstock for oxygenate blending, respectively.

(c) The same store information consists of aggregated individual store results for all stores open throughout both periods presented. When comparing quarterly data the store must be open for each entire quarter. When comparing annual data, the store must be open for each entire fiscal year being compared. Remodeled stores that remained open or were closed for just a very brief period of time during the period being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been open for each entire period being compared. Newly constructed and acquired stores do not enter the calculation until they are open for each entire period being compared as well.
(d) Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
(e) NTIs consist of all new stores opened after January 1, 2008.

Operating revenues increased $24 million, or 1 percent, and gross margin increased $16 million, or 13 percent, which was the primary reason for the operating income increase of $11 million, or 157 percent, during the quarter ended March 31, 2013 compared to the same period of the prior year.

These results were driven by:

Operating revenues

•
An increase in motor fuel sales volume of 11 million gallons, which increased motor fuel operating revenues by $39 million, or 2 percent, attributable to an increase in the number of convenience stores open compared to the same period of the prior year.

•
A decrease in the average price per gallon of motor fuel that we sold resulted in a decline in motor fuel operating revenues of $20 million, or 1 percent. Our average selling price was $.04 lower in the first quarter of 2013 compared to the same period in 2012 due to a decline in wholesale gasoline prices. U.S. Gulf Coast and U.S. West Coast wholesale gasoline prices averaged $2.83 and $3.09 per gallon, respectively during 2013 compared to $2.98 and $3.20, respectively, in 2012. The decline in wholesale motor fuel prices was the result of a decline in crude oil prices.

•	An increase in our merchandise operating revenues of $5 million, or 2 percent, as a result of an increase in the number of convenience stores open compared to the same period of the prior year.

Gross margin

•
An increase in our motor fuel gross margin of $16 million, or 76 percent, primarily as the result of the competitive market that allowed us to sustain, for a period, our motor fuel selling price per gallon during periods of decreases in wholesale motor fuel prices that occurred.

•
Our gross margin for the quarter ended March 31, 2013 includes an increase to cost of sales of $2 million related to the new price formulas under the U.S. Fuel Supply Agreements, which were applied generally beginning January 1, 2013.

•
An increase in our merchandise gross margin of $2 million, or 2 percent, attributable to an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year.

Operating expenses

•
Operating expenses increased $2 million, or 2 percent, primarily from an increase in payroll expenses due to additional employees resulting from an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year.

Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion expense increased $3 million, or 17 percent, primarily from an increase in the number of convenience stores opened through the quarter ended March 31, 2013 compared to the same period of the prior year.

Retail–Canada
The following tables highlight the results of operations of our Retail–Canada segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except number of retail sites, per store per day, per barrel and per gallon amounts):

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Motor fuel	$1,022	$1,062
Merchandise	59	58
Other	179	188
Total operating revenues	$1,260	$1,308
Gross margin:
Motor fuel	$50	$50
Merchandise	16	17
Other	29	27
Total gross margin	95	94
Operating expenses	60	58
Depreciation, amortization and accretion expense	9	9
Operating income	26	27

Benchmark price for Brent crude oil (a):	$112.49	$118.49
Benchmark wholesale price for New York Harbor gasoline (b):	$2.94	$3.01

Total retail sites (end of period)	841	868
Motor fuel sales (gallons per store per day)	3,118	3,147
Motor fuel sales (per store per day)	$13,502	$13,445
Merchandise sales (per store per day)	$2,502	$2,480
Average motor fuel selling price per gallon (c)	$4.82	$4.86
Motor fuel gross margin (cents per gallon):
Motor fuel margin, before credit card fees	$0.23	$0.22
Credit card fees	(0.02)	(0.02)
Motor fuel gross margin	$0.21	$0.20
Merchandise gross margin (percentage of merchandise revenues)	27.5%	29.3%

	Three Months Ended March 31,
	2013		2012
	Company (d)	Dealer/Agent	Company (d)	Dealer/Agent
Retail Sites:
Beginning of period	261	507	258	533
NTIs and new dealers	—	1	—	1
Transfers	1	(1)	—	—
Closed, divested or de-branded	—	(6)	(1)	(4)
End of period	262	501	257	530

Average retail sites open during the period	262	504	257	531

Average foreign exchange rate for $1 USD to $1 CAD		0.99075		0.99738

Same Store Information (e), (f):
Retail sites	253	484	253	484
Motor fuel sales (gallons per store per day)	3,428	2,545	3,441	2,560
Merchandise sales (per store per day)	$2,544		$2,498
Merchandise gross margin percent	27.6%		29.3%
Merchandise sales, ex. cigarettes (per store per day)	$1,263		$1,263
Merchandise gross margin percent, ex. cigarettes	41.3%		41.9%
Merchandise gross profit dollars	$16		$17
Other services operating revenues (g)	$4		$5

NTI Information (e), (h):
Company operated retail sites	16		11
Motor fuel sales (gallons per store per day)	5,370		5,981
Merchandise sales (per store per day)	$2,837		$3,162
Merchandise gross margin percent	28.6%		29.3%
Merchandise sales, ex. cigarettes (per store per day)	$1,500		$1,746
Merchandise gross margin percent, ex. cigarettes	40.9%		39.6%
(a) Represents the average monthly spot price per barrel during the periods presented for ICE Brent crude oil. One barrel represents 42 gallons.
(b) Represents the average monthly spot price per gallon during the periods presented for New York Harbor conventional gasoline.
(c) The average motor fuel selling price per gallon includes sales taxes of approximately 14 percent that are not reported in motor fuel operating revenues.
(d) Company retail sites sell motor fuel and merchandise and dealer/agent retail sites sell motor fuel only.
(e) All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock.

(f) The same store information consists of aggregated individual store results for all stores open throughout both periods presented. When comparing quarterly data the store must be open for each entire quarter. When comparing annual data, the store must be open for each entire fiscal year being compared. Remodeled stores that remained open or were closed for just a very brief period of time during the period being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been open for each entire period being compared. Newly constructed and acquired stores do not enter the calculation until they are open for each entire period being compared as well.
(g) Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
(h) NTIs consist of all new stores opened after January 1, 2008.

Operating revenues decreased $48 million, or 4 percent, while both gross margin and operating income were comparable during the quarter ended March 31, 2013 compared to the same period of the prior year.

Significant items impacting these results included:

Operating revenues

•	A decline of $8 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar.

•
A decline of $33 million, excluding the impact of foreign exchange, in motor fuel operating revenues attributable to a 5 percent decline in motor fuel sales volumes as a result of a decline in the number of retail sites. We had 22 fewer average retail sites that sell fuel than we had in the first quarter of 2012.

•
A decline of $9 million in other operating revenues attributable to a decrease in home heating oil operating revenues resulting from a 2 percent decline in both sales volumes and average price. The decline in sales volume was the result of a declining number of heating oil customers, while the decline in average price was the result of a decline in wholesale prices.

Gross margin

•
Motor fuel gross margin was comparable during both periods. Although motor fuel operating revenues declined, our motor fuel gross margin per gallon increased. During the first quarter of 2013, the competitive market allowed us to sustain, for a period, our motor fuel selling price per gallon during periods of decreases in wholesale motor fuel prices.

•
Our motor fuel gross margin for the quarter ended March 31, 2013 includes an increase to our cost of sales of $3 million related to the new price formulas under the Petroleum Product Supply Agreement, which were applied beginning January 1, 2013.

•
Merchandise margin declined $1 million primarily as a result of the increase in cigarettes sold as a percentage of total merchandise sales in 2013. Cigarette prices increased in the first quarter of 2013 as a result of an increase in taxes and cigarette gross margins are lower than other merchandise sold in our convenience stores.

Operating expenses

•	Operating expenses increased $2 million primarily as a result of an advertising campaign that began in 2013 and the timing of maintenance activities performed on our retail sites.

Liquidity and Capital Resources
General
Prior to the distribution, we participated in Valero’s centralized approach to the cash management and financing of our operations. Therefore, our cash was transferred to Valero daily and Valero funded our operating and investing activities, as needed. Accordingly, the cash and cash equivalents held by Valero at the corporate level were not allocated to us for any of the periods presented in our historical combined financial statements. The cash reflected in our historical combined financial statements represents cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in ATMs in our Retail–Canada segment. See “Working Capital Adjustments Made in Connection With the Separation and Distribution” below for a discussion of changes that occurred prior to the separation and distribution with respect to the payment for motor fuel purchased from Valero and the transfer of cash to Valero.

Cash Flows
Cash used by operating activities for the three months ended March 31, 2013 was $44 million compared to cash provided by operating activities of $10 million for the three months ended March 31, 2012. The decline in cash was due primarily to an increase in receivables related to the timing of credit card receipts compared to the prior year. These receipts are impacted by the day of the week that corresponds to the last day of our fiscal quarter. Also contributing to the increase in accounts receivable was the seasonality of our home heating oil business. Changes in cash provided by or used for working capital are shown in Note 9 of condensed notes to combined financial statements that accompany our unaudited combined financial statements included elsewhere in this Form 10-Q.

During the three months ended March 31, 2013 and 2012 we received net cash from Valero. These receipts are shown as a component of financing activities on our combined statements of cash flows. We received $93 million and $19 million of cash during the three months ended March 31, 2013 and 2012, respectively, from Valero.

The net cash received from Valero during the three months ended March 31, 2013 was used to fund the cash used in operating activities of $44 million, fund $40 million of capital expenditures and increase our cash balance by $9 million.

The following table presents a reconciliation of net income to EBITDA and EBITDAR (in millions):

	Three Months Ended March 31,
	2013	2012
Net income	$21	14
Income tax expense	9	5
Depreciation, amortization and accretion	30	27
EBITDA	60	46
Minimum rent expense	6	6
EBITDAR	$66	$52

EBITDA represents net income before income taxes and depreciation, amortization and accretion expense. EBITDAR further adjusts EBITDA by excluding minimum rent expense. We believe that EBITDA and EBITDAR are useful to investors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities; and (c) the financial covenants in our debt agreements use EBITDA and EBITDAR in calculating our total lease adjusted leverage ratio and fixed charge coverage ratio. EBITDA and EBITDAR are not recognized terms under U.S. generally accepted accounting principles (“GAAP”) and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Debt
For the periods presented, we were a wholly-owned subsidiary of Valero and no debt was outstanding within our business. In connection with the separation and the distribution from Valero, we incurred an aggregate of $1.05 billion of new long-term debt and no proceeds of these debt offerings were retained by us. Our new debt consists of the following (in millions):

5.0% notes due 2023	$550
Term loan, with an interest rate of 1.95% (LIBOR plus 1.75% as of May 1, 2013)	500
Total debt	1,050
Less current portion	25
Debt, less current portion	$1,025
In addition, we have a revolving credit facility in an aggregate principal amount of up to $300 million. As of May 20, 2013, after taking into account letters of credit, approximately $298 million was available for future borrowings. The credit facilities agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenants require us to maintain a total lease adjusted leverage ratio (as defined in the credit agreement) initially set at no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio (as defined in the credit agreement) no less than 1.30 to 1.00. We will be required to be in compliance with the lease adjusted leverage ratio and fixed charge coverage ratio commencing with the calendar quarter ended June 30, 2013.

Our debt and financing agreements do not have rating agency triggers that would increase the interest rates applicable to our existing senior unsecured debt or automatically require us to post additional collateral. However, any future reduction in the ratings outlined below or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing in the future and the future cost of such financings. As of May 20, 2013, our ratings on our senior unsecured debt were as follows:

Rating Agency	Rating
Standard & Poor's Rating Services	BB- (stable outlook)
Moody's Investor Services	Ba3 (stable outlook)

We cannot provide assurance that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell, or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating.

See Note 5 of condensed notes to combined financial statements that accompany our unaudited combined financial statements included elsewhere in this Form 10-Q for additional disclosures of our indebtedness.

We anticipate having adequate liquidity for day-to-day operations and contingencies with cash on hand, borrowing capacity under our revolving credit facility and the increase in cash resulting from the increase in payment terms to “net 10” days for motor fuel purchases from Valero as more fully described under “Working Capital Adjustments Made in Connection With the Separation and Distribution” below.

Capital Requirements
We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. During 2013, we plan to expand and upgrade our portfolio of retail sites. We anticipate completing fifteen NTIs in 2013 in the U.S. focused in key markets in Texas. In Canada, we anticipate completing eight NTIs in 2013 focused in the Greater Toronto, Ottawa and Montreal areas.

The following table outlines our capital expenditures and investments by segment for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Retail–U.S.:
NTI	$17	$7
Sustaining capital	21	8
	$38	$15
Retail–Canada:
NTI	$—	$—
Sustaining capital	2	2
	$2	$2

Combined capital expenditures	$40	$17

We expect total capital expenditures for 2013 to be approximately $210 million, which includes nonrecurring capital costs associated with IT infrastructure of approximately $20 million. An additional $9 million of IT infrastructure cost is expected to be incurred in 2014.
Other Matters Impacting Liquidity and Capital Resources
Purchase Obligations
The U.S. Fuel Supply Agreements and Petroleum Product Supply Agreement in Canada contain minimum annual purchase obligations. The minimum purchase obligation provisions of these agreements require us to purchase minimum annual volumes of motor fuel at market-based prices, but the agreements do not contain take-or-pay provisions. In the event that we do not purchase the minimum volumes, the agreements include a charge for the difference between the total minimum volume commitment to be purchased over the terms of the agreements and the volumes actually purchased by us. Applying that charge to the minimum volume commitment results in approximately $250 million that we would be obligated to pay. This amount will decline over time as we purchase motor fuel from Valero.

Cash Held by Our Canadian Subsidiary
As of March 31, 2013, $17 million of cash was held in Canada. A significant portion of our operating income is from our Retail–Canada segment, and we have agreed with Valero not to dividend or repatriate any cash from Canada through the end of 2013. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends subsequent to 2013.

Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.

Dividends
As a separate, publicly traded company, we expect to pay regular cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. There can be no assurance we will pay any dividend or that we will continue to pay any dividend even if we commence the payment of dividends.

Working Capital Adjustments Made in Connection With the Separation and Distribution
In connection with the separation and distribution, certain changes occurred regarding the manner in which we participated in Valero’s centralized cash management program, and these changes resulted in an increase to our cash of approximately $260 million subsequent to their full implementation. The most significant change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel and is consistent with terms currently offered by Valero to its other creditworthy retail distributors of our size. Previously, we paid Valero for our motor fuel on the same day we took delivery. In addition, the cash we collect on our credit card receivables is now retained by us rather than transferred to Valero. The result of these changes was to increase our cash on hand because we previously paid Valero for our motor fuel purchases when we took title to the motor fuel and we immediately transferred all cash received from daily credit card settlements to Valero.

Adoption of New Financial Accounting Pronouncements and New Accounting Policies

The adoption of certain new financial accounting pronouncements has not had, and is not expected to have, a material effect on our financial statements.

As a result of our acquisition of the Crackerbox, we recorded $18 million of goodwill . See Note 10 to the condensed notes to combined financial statements included elsewhere in this Form 10-Q for our goodwill impairment testing policy.

Critical Accounting Policies

The preparation of financial statements in accordance with U. S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Form 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In connection with the separation and the distribution, we incurred an aggregate of $1.05 billion in new debt and $500 million of this debt consisted of a five-year term loan bearing interest at a variable rate. In addition, our revolving credit facility, with a borrowing capacity of up to $300 million, also bears interest at a variable rate. Although the revolving credit facility is undrawn, possible future borrowings under that facility would bear interest at a variable rate.

As a result of these financing transactions, we are subject to market risk from exposure to changes in interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations would be to change interest expense by approximately $5 million.

Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian exchange rate into U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal control over financial reporting.
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management, with the participation of our principal executive and principal financial officers, will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2014 Annual Report on Form 10-K, due to a transition period established by the SEC rules applicable to new public companies.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in the Form 10.

Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 4 of condensed notes to combined financial statements under the caption “Litigation Matters.”

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Form 10.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Non-Qualified Stock Option.
10.2	Form of Restricted Stock Award Agreement.
10.3	Form of Restricted Stock Award Agreement - Performance Vesting.
31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.
32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
32.02	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) principal financial officer.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

/s/ Clayton E. Killinger
By:	Clayton E. Killinger
Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)
Dated: May 22, 2013