Form 10-Q
period 2013-06-30
CST Brands, Inc.
filed 2013-08-13
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of August 5, 2013 was 75,596,004.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CST BRANDS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$414	$61
Receivables, net of allowance of $1 and $2	197	134
Inventories	163	168
Deferred income taxes	9	13
Prepaid expenses and other	14	8
Total current assets	797	384
Property and equipment, at cost	1,892	1,863
Accumulated depreciation	(618)	(587)
Property and equipment, net	1,274	1,276
Goodwill and intangible assets, net	53	41
Deferred income taxes	112	—
Other assets, net	71	8
Total assets	$2,307	$1,709
LIABILITIES AND STOCKHOLDERS’ EQUITY / NET INVESTMENT
Current liabilities:
Current portion of debt and capital lease obligations	$29	$1
Accounts payable	83	95
Accounts payable to Valero	342	—
Accrued expenses	44	40
Taxes other than income taxes	23	92
Income taxes payable	9	—
Total current liabilities	530	228
Debt and capital lease obligations, less current portion	1,025	4
Deferred income taxes	89	123
Other long-term liabilities	112	107
Commitments and contingencies
Stockholders’ equity / net investment:
Common stock (250,000,000 shares authorized at $0.01 par value and 75,397,241 issued and outstanding at June 30, 2013)	1	—
Additional paid-in capital (APIC)	395	—
Net parent investment	—	1,082
Retained earnings	20	—
Accumulated other comprehensive income (AOCI)	135	165
Total stockholders’ equity / net investment	551	1,247
Total liabilities and stockholders’ equity / net investment	$2,307	$1,709

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues (a)	$3,211	$3,345	$6,399	$6,557
Costs and expenses:
Cost of sales	2,919	2,977	5,874	5,973
Operating expenses	161	161	320	316
General and administrative expenses	20	14	35	29
Depreciation, amortization and accretion expense	30	29	60	56
Total costs and expenses	3,130	3,181	6,289	6,374
Operating income	81	164	110	183
Other income, net	1	—	2	—
Interest expense	(7)	—	(7)	—
Income before income tax expense	75	164	105	183
Income tax expense	32	56	41	61
Net income	$43	$108	$64	$122
Earnings per common share
Basic earnings per common share	$0.57	$1.43	$0.84	$1.62
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397	75,397
Earnings per common share – assuming dilution
Diluted earnings per common share	$0.57	$1.43	$0.84	$1.62
Weighted-average common shares outstanding – assuming dilution (in thousands)	75,407	75,397	75,402	75,397

Supplemental information:
(a) Includes excise taxes of:	$336	$501	$811	$979

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$43	$108	$64	$122
Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	(8)	(30)	1
Other comprehensive income (loss) before income taxes	(20)	(8)	(30)	1
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss)	(20)	(8)	(30)	1
Comprehensive income	$23	$100	$34	$123

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$64	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2	1
Depreciation, amortization and accretion expense	60	56
Deferred income tax expense (benefit)	8	(4)
Changes in current assets and current liabilities	217	22
Other operating activities, net	—	3
Net cash provided by operating activities	351	200
Cash flows from investing activities:
Capital expenditures	(90)	(46)
Proceeds from dispositions of property and equipment	—	2
Acquisitions	(4)	(61)
Other investing activities, net	(2)	—
Net cash used in investing activities	(96)	(105)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—
Debt issuance and credit facility origination costs	(18)	—
Payments of capital lease obligations	(1)	—
Net transfers to Valero	(378)	(172)
Net cash provided by (used in) financing activities	103	(172)
Effect of foreign exchange rate changes on cash	(5)	(1)
Net increase (decrease) in cash	353	(78)
Cash at beginning of period	61	132
Cash at end of period	$414	$54

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(Millions of Dollars and Shares)
(Unaudited)

	Common Stock			Net Parent	Retained
	Shares	Par	APIC	Investment	Earnings	AOCI	Total
Balance as of December 31, 2012	—	$—	$—	$1,082	$—	$165	$1,247
Net income	—	—	—	44	20	—	64
Net transfers to Valero	—	—	—	(731)	—	—	(731)
Issuance of stock at the separation and distribution	75	1	(1)	—	—	—	—
Reclassification of net parent investment to APIC	—	—	395	(395)	—	—	—
Stock-based compensation expense	—	—	1	—	—	—	1
Other comprehensive loss	—	—	—	—	—	(30)	(30)
Balance as of June 30, 2013	75	$1	$395	$—	$20	$135	$551

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	THE SEPARATION AND DISTRIBUTION, BASIS OF PRESENTATION, CONCENTRATION RISK AND INTERIM FINANCIAL INFORMATION
The Separation and Distribution
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution (the “separation and distribution”) of its retail business resulting in a separate, publicly traded company named CST Brands, Inc. (“CST”). In accordance with a separation and distribution agreement, the two companies were separated by Valero’s distributing to its stockholders 80 percent of the common stock of CST on May 1, 2013 (the “Distribution Date”). Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013 (the “Record Date”). Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. The remaining 20 percent of the common stock of CST was retained by Valero. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.
In connection with the separation and distribution, CST incurred an aggregate of $1.05 billion in new debt, consisting of: (i) $550 million aggregate principal amount of senior unsecured bonds (the “notes”); and (ii) $800 million in senior secured credit facilities, comprised of a $500 million term loan facility (the “term loan”) and a $300 million revolving credit facility (the “revolving credit facility”). We have not borrowed under the revolving credit facility as of the date of this filing; however approximately $3 million of letters of credit have been issued under this facility. For more information on the indebtedness, see Note 7 to these condensed notes to consolidated and combined financial statements.
We transferred the cash proceeds of the term loan to Valero and issued the notes to Valero in connection with the separation of the assets (including the equity interests of certain Valero subsidiaries) and liabilities of Valero’s retail business from Valero and the transfer of those assets (including the equity interests of certain Valero subsidiaries) and liabilities to us. Valero transferred our notes to a third-party lender to satisfy certain of Valero’s then-outstanding debt obligations. As a result of these financing transactions, we incurred total indebtedness of $1.05 billion for which we did not retain any cash following the separation and distribution.
As a result of the separation and distribution, the tax basis of certain of our Retail–U.S. assets related to certain historical intercompany transactions between Valero and us were stepped-up, but the historical book basis of these assets was not stepped-up because the distribution represents a transaction with Valero’s stockholders. Therefore, we realized an $18 million adjustment to a portion of our U.S. deferred income tax liabilities.
The separation and distribution was a taxable event in Canada, and as a result, the tax basis of certain assets and liabilities of our Retail–Canada segment were stepped up to their fair values. The historical book basis of those assets and liabilities, however, were not stepped-up because they were wholly owned by Valero and were transferred within the Valero consolidated group. As a result, we recognized a deferred tax asset of $115 million from the step-up in the tax basis of those assets and liabilities.
Also as a result of the separation and distribution, we recorded $7 million of deferred tax expense related to the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return as a result of the separation and distribution.
CST was not responsible for any tax payments related to the separation and distribution in the U.S. and Canada.
A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation and the distribution was filed by CST with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

on April 11, 2013 (the “Form 10”). On May 2, 2013, CST stock began trading on the New York Stock Exchange under the “CST” stock symbol.
Basis of Presentation
CST was incorporated in November 2012 and, in connection with its incorporation, CST issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. CST was formed solely in contemplation of the separation and distribution and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
Prior to the separation and distribution, these financial statements reflect the combined historical financial position, results of operations and cash flows of Valero’s retail business in the U.S. and Canada that were owned by direct and indirect wholly-owned subsidiaries of Valero, including an allocable portion of Valero’s corporate costs. The legal transfer of the assets (including the equity interests of certain Valero subsidiaries), liabilities and operations of Valero’s retail business into CST occurred on May 1, 2013. However, for ease of reference, these consolidated and combined financial statements are referred to as those of CST. Unless otherwise stated or the context otherwise indicates, all references in these consolidated and combined financial statements to “us,” “our,” or “we” mean CST.
Neither of our segments carried out transactions with the other during the periods presented; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the consolidation or combination of these operations.
The unaudited combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada had been combined for all periods prior to the separation and distribution. The assets and liabilities in the combined balance sheets have been reflected on a historical cost basis, as immediately prior to the separation and distribution. All of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group. The combined statements of income prior to the separation and distribution also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and information technology (“IT”). These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Subsequent to the separation and distribution, Valero continues to perform certain of these corporate functions on our behalf, for which we are charged a fee, in accordance with the Transition Services Agreements. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the combined periods presented and may not reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone company during the combined periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company during the combined periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.
Prior to the separation and distribution, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us. Cash presented on our combined balance sheet prior to the separation and distribution represented cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in automated teller machines (“ATMs”) in our Retail–Canada segment. We reflected transfers of cash to and from Valero’s cash management system as a component of net parent investment on our combined balance sheet, and these net transfers of cash were reflected as a financing activity in our combined statement of cash flows. We did not include any interest income on the net cash transfers to Valero.
The consolidated financial statements reflect our financial results for all periods subsequent to the separation and distribution while the combined financial statements reflect our financial results for all periods prior to the separation and distribution. Accordingly:

•
Our consolidated and combined statement of income and comprehensive income for the three months ended June 30, 2013, consists of the consolidated results of CST for the two months ended June 30, 2013 and the

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

combined results of Valero’s retail business for the one month ended April 30, 2013. Our consolidated and combined statement of income and comprehensive income for the six months ended June 30, 2013, consists of the consolidated results of CST for the two months ended June 30, 2013 and of the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of income and comprehensive income for the three and six months ended June 30, 2012 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated balance sheet at June 30, 2013, consists of the consolidated balances of CST, while our combined balance sheet at December 31, 2012 consists of the combined balances of Valero’s retail business.

•
Our consolidated and combined statement of cash flows for the six months ended June 30, 2013, consists of the consolidated results of CST for the two months ended June 30, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statement of cash flows for the six months ended June 30, 2012 consists entirely of the combined results of Valero’s retail business.

•
Our consolidated and combined statement of changes in equity for the six months ended June 30, 2013, consists of both the combined activity of Valero’s retail business prior to April 30, 2013 and the consolidated activity of CST subsequent to the separation and distribution.

Concentration Risk
Valero supplied substantially all of the motor fuel purchased by us for resale during all periods presented.
We entered into a Branded Distributor Marketing Agreement, a Petroleum Product Sale Agreement and a Master Agreement with Valero in connection with the separation and distribution for the supply of motor fuel to our Retail–U.S. operations, which we refer to as the “U.S. Fuel Supply Agreements.” In addition, we entered into a separate Petroleum Product Supply Agreement with Valero for the supply of motor fuel to our Retail–Canada segment. Under the U.S. Fuel Supply Agreements and the Product Supply Agreement in Canada, we will continue to purchase motor fuel from Valero. The U.S. Fuel Supply Agreements and Petroleum Product Supply Agreement in Canada contain minimum annual purchase obligations. The minimum purchase obligation provisions of these agreements require us to purchase minimum annual volumes of motor fuel at market-based prices. In the event that we do not purchase the minimum volumes, the agreements include a charge for the difference between the total minimum volume commitment to be purchased over the terms of the agreements and the volumes actually purchased by us. This amount will decline over time as we purchase motor fuel from Valero.
No customers are individually material to our operations.
Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the combined financial statements and notes thereto included in the Form 10. Financial information for the three and six months ended June 30, 2013 and 2012 included in these condensed notes to consolidated and combined financial statements is derived from our unaudited financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The balance sheet as of December 31, 2012 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our Form 10.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2.	ACQUISITIONS
In July 2012, we completed the acquisition of The Crackerbox, LLC (“Crackerbox”) for total cash consideration of $61 million. No contingent assets or liabilities were acquired or assumed. In the first quarter of 2013, an independent appraisal of the assets acquired through the acquisition of Crackerbox was completed. The purchase price of Crackerbox was allocated based on the fair values of the assets acquired at the date of acquisition resulting from this appraisal. The primary changes to the preliminary purchase price allocation disclosed in the Form 10 consisted of an $18 million adjustment to goodwill resulting from a change in the estimated fair value of property and equipment. The purchase price allocation of the acquisition of Crackerbox was determined based on the acquisition-date fair values of the assets acquired and is as follows (in millions):

Inventories	$3
Property and equipment	38
Other assets	2
Goodwill	18
Total consideration	$61
The adjustment to property and equipment discussed above did not result in a material adjustment to depreciation expense.
We have not presented pro forma results of operations for the three and six months ended June 30, 2012 because this acquisition was not material to our results of operations.
During 2013, we acquired one new company operated site and converted three dealer/agent sites to company operated sites in our Retail–Canada segment for $4 million.

3.	EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods in which such effect is dilutive.
On May 1, 2013, 75,397,241 shares of our common stock were distributed to Valero’s stockholders and Valero in conjunction with the separation and distribution. For comparative purposes, and to provide a more meaningful calculation of earnings per share, we have assumed this amount to be outstanding as of the beginning of each period prior to the separation and distribution presented in the calculation of weighted-average shares outstanding.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of basic and diluted earnings per common share computations for the three and six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per common share:
Net income attributable to stockholders	$43	$108	$64	$122
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397	75,397
Total earnings per share	$0.57	$1.43	$0.84	$1.62

Earnings per common share - assuming dilution:
Net income attributable to stockholders	$43	$108	$64	$122
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397	75,397
Common equivalent shares:
Restricted stock (in thousands)	10	—	5	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,407	75,397	75,402	75,397
Earnings per common shares - assuming dilution	$0.57	$1.43	$0.84	$1.62
Excluded from the calculation of shares used in the diluted earnings per share calculation for the three months and six months ended June 30, 2013 are 131,622 and 66,174 of weighted-average anti-dilutive options, respectively. Excluded from the calculation of shares used in the diluted earnings per share calculation for the three months and six months ended June 30, 2013 are 106,760 and 53,676 of weighted-average anti-dilutive restricted shares, respectively.
No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the separation and distribution. Therefore, there are no stock-based awards included in the calculation of shares used in the diluted earnings per share prior to the separation and distribution.

4.	INVENTORIES
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
Convenience store merchandise	$110	$111
Motor fuel (at LIFO)	51	56
Supplies	2	1
Inventories	$163	$168
As of June 30, 2013 and December 31, 2012, the replacement cost (market value) of motor fuel inventories exceeded their LIFO carrying amounts by approximately $55 million and $56 million, respectively.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

5.	INCOME TAXES
Our effective income tax rate for the three and six months ended June 30, 2013 was 43 percent and 39 percent, respectively, compared with 34 percent and 33 percent for the corresponding periods of 2012. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to state income taxes and the impact of foreign operations. Also impacting our effective tax rate for the second quarter and first six months of 2013 was a $7 million deferred tax expense we recorded resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return as a result of the separation and distribution, which represented a 10 percent and 7 percent component of the effective rate for the three and six months ended June 30, 2013, respectively.
The provision for income taxes for periods prior to the separation and distribution were computed as if we were a stand-alone company.

6.	COMMITMENTS AND CONTINGENCIES
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
There have been no significant changes to the litigation matters discussed in Note 9 of our combined financial statements for the year ended December 31, 2012, which are included in the Form 10.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

7.	DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	June 30,	December 31,
	2013	2012
5.0% senior notes due 2023	$550	$—
Term loan due 2018 (effective rate of 1.95% at June 30, 2013)	500	—
Capital leases	4	5
Total debt outstanding	1,054	5
Less current portion	(29)	(1)
Debt, less current portion	$1,025	$4

Availability under revolving credit facility (expires 2018):
Total available credit facility limit	$300	$—
Letters of credit outstanding	(3)	—
Maximum leverage ratio constraint (a)	(99)	—
Total available and undrawn	$198	$—
(a) Our credit facility contains a maximum lease adjusted leverage ratio of 3.75 to 1.00. As a result, we were limited to the amount we could borrow under our revolving credit facility at June 30, 2013.
In connection with the issuance of our new long-term debt, we incurred debt issuance and credit facility origination costs of $18 million, which is amortized into interest expense using the effective interest method over the terms of the associated notes and credit facilities.
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
If we sell certain assets and do not repay certain debt or reinvest the proceeds of such sales within certain periods of time, we will be required to use such proceeds to offer to repurchase the notes at 100 percent of their principal amount, plus accrued and unpaid interest and special interest, if any, to the date of repurchase. Upon the occurrence of certain specific change of control events, we will be required to offer to repurchase all outstanding notes at 101 percent of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
The indenture governing the notes, among other things, imposes limitations on our ability to: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock; make specified types of investments and acquisitions; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies.
The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). In connection with the offering of the notes, we entered into a registration rights agreement pursuant to which we and the guarantors of the notes will register substantially identical exchange notes under the Securities Act and permit holders to exchange the notes for the registered exchange notes.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Credit Facilities
Our new credit facilities provide for an aggregate amount of $800 million in financing, with a final maturity date on May 1, 2018, consisting of the following:

•	a term loan facility in an aggregate principal amount of $500 million; and

•	a revolving credit facility in an aggregate principal amount of up to $300 million.
The credit facilities are guaranteed by our domestic subsidiaries and secured by security interests and liens on substantially all of our domestic subsidiaries’ assets, including 100 percent of the capital stock of our domestic subsidiaries and 65 percent of the voting equity interests and 100 percent of the non-voting equity interests of material, first-tier, foreign subsidiaries, subject to certain customary exceptions. The credit facilities have, among others, the following terms:

•
subject to exclusions, mandatory prepayments with the net cash proceeds of certain asset sales, insurance proceeds or condemnation awards, the incurrence of certain indebtedness and our excess cash flow (as defined in the credit agreement);

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on us and our guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
financial covenants consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of June 30, 2013, our lease adjusted leverage ratio and fixed charge coverage ratio were 3.24 and 5.56, respectively.

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
Outstanding borrowings under our term loan facility are LIBOR loans bearing interest at 1.95 percent (LIBOR plus 1.75 percent) as of June 30, 2013.
We are required to make principal payments on the term loan in accordance with an amortization schedule as follows (in millions):

Years Ending December 31,	Total Principal to be Repaid
2013 (remainder)	$12
2014	34
2015	47
2016	69
2017	75
2018	263
Total	$500
The aggregate fair value and carrying amount of the notes and term loan at June 30, 2013 was $1.04 billion and $1.05 billion, respectively. The fair value of our debt is determined primarily using the market approach based on quoted prices provided by third-party brokers and vendor pricing services, but are not exchange-traded. These quoted prices

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures.

8.	RELATED-PARTY TRANSACTIONS
Purchased Motor Fuel
Motor fuel purchased by us from Valero is recorded as a component of cost of sales based on price formulas that vary from terminal to terminal. The actual prices we pay typically change daily, based on market fluctuations of wholesale motor fuel in the geographic locations where we purchase our motor fuel for resale.
Under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we purchase a substantial portion of our motor fuel from Valero at “per-terminal,” market-based prices. The pricing formulas under our supply agreements changed effective January 1, 2013 and our cost of sales increased as a result of differences in price formulas from those historically charged prior to the separation and distribution. These differences in price formulas increased our cost of sales $2 million and $3 million in Retail–U.S. and Retail–Canada, respectively, during the three months ended June 30, 2013 and $4 million and $6 million in Retail–U.S. and Retail–Canada, respectively, during the six months ended June 30, 2013. In addition, the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada differ from our arrangements prior to the separation and distribution by providing for payment terms of “net 10” days after taking title to the motor fuel versus “on delivered” payment. These new payment terms became effective at the time of the separation and distribution. Due to the change in payment terms, our cash increased by $342 million during the six months ended June 30, 2013.
Medical insurance, life insurance, and employee benefit plan expenses
Valero allocated these costs to us based on Valero’s determination of actual costs attributable to our employees, which we recorded as components of operating expenses and general and administrative expenses for all periods presented. In connection with the separation and distribution, we entered into an Employee Matters Agreement between us and Valero. The Employee Matters Agreement governs Valero’s and our compensation and employee benefit obligations with respect to the current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs. In connection with the separation and distribution, we recognized a $15 million receivable from Valero in connection with Valero’s agreement to indemnify us for self-insurance obligations that we incurred up to and including the distribution date.
Certain corporate functions
As discussed in Note 1, certain corporate functions performed by Valero on our behalf were charged to us based primarily on specific identification of time and/or activities associated with CST, employee headcount or capital expenditures. We recorded these corporate allocations as a component of general and administrative expenses in the combined and consolidated statements of income.
Transition services agreements
In connection with the separation and distribution, we entered into two Transition Services Agreements: one between CST Brands, Inc. and Valero and one between our Canadian subsidiary and Valero. The Transition Services Agreements set forth the terms on which Valero provides to us, and we provide to Valero, on a temporary basis, certain services or functions that the companies historically have shared. Transition services include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, legal support services, IT and network infrastructure systems and various other support and corporate services. The Transition Services Agreements provide for the provision of specified transition services generally for a period of up to eighteen months, on a cost or a cost-plus basis. We record the fee Valero charges us for these services as a component of general and administrative expenses.
We believe that the operating expenses and general and administrative expenses allocated to us and included in the accompanying combined statements of income were a reasonable approximation of the costs related to CST’s operations. However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not exist. For purposes of these financial statements, payables and receivables related to transactions between us and Valero, prior to the separation and distribution, are included as a

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

component of the net parent investment. Subsequent to the separation and distribution, payables and receivables between us and Valero are shown as “Accounts Payable to Valero” on our consolidated balance sheet.
The following table reflects significant transactions with Valero (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$2,632	$2,688	$5,288	$5,390
Operating expenses	4	11	14	21
General and administrative expenses	5	9	12	17
We did not have any significant transactions with any other related parties.
Net Parent Company Investment
The following is a reconciliation of amounts presented as “Net transfers to Valero” on the consolidated and combined statement of stockholders’ equity and “Net transfers to Valero” on the consolidated and combined statement of cash flows for the six months ended June 30, 2013 (in millions):

Net transfers to Valero per the consolidated and combined statement of stockholders’ equity	$(731)
Non-cash adjustments:
Net transfers of assets and liabilities with Valero	353
Net transfers to Valero per the consolidated and combined statements of cash flows	$(378)

9.	SEGMENT INFORMATION
We have two reportable segments: Retail–U.S. and Retail–Canada. The Retail–U.S. segment includes convenience stores located in the United States. The Retail–Canada segment includes convenience stores, filling stations, cardlock locations and heating oil operations located in Canada. Operating revenues from our heating oil business were less than 5 percent of our consolidated operating revenues for the three and six months ended June 30, 2013 and have been included within the Retail–Canada segment information.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. Performance is evaluated based on operating income. There are no intersegment revenues. No single customer accounted for more than 10 percent of our consolidated and combined operating revenues.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table reflects activity related to our reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues
Retail–U.S.	$2,007	$2,044	$3,935	$3,948
Retail–Canada	1,204	1,301	2,464	2,609
Total	$3,211	$3,345	$6,399	$6,557
Depreciation, amortization and accretion expense
Retail–U.S.	$21	$20	$42	$38
Retail–Canada	9	9	18	18
Total	$30	$29	$60	$56
Operating income (loss)
Retail–U.S.	$68	$132	$86	$139
Retail–Canada	33	46	59	73
General and administrative expense	(20)	(14)	(35)	(29)
Total	$81	$164	$110	$183
Income before income taxes
Operating income	$81	$164	$110	$183
Other income, net	1	—	2	—
Interest expense	(7)	—	(7)	—
Income before income tax expense	$75	$164	$105	$183
Capital expenditures
Retail–U.S.	$40	$20	$78	$35
Retail–Canada	10	9	12	11
Total	$50	$29	$90	$46
Operating revenues for our principal products were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Motor fuel sales	$2,701	$2,815	$5,342	$5,477
Merchandise sales	399	385	751	731
Other	111	145	306	349
Total operating revenues	$3,211	$3,345	$6,399	$6,557
Other operating revenues are derived from our heating oil business as well as revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
U.S.	$971	$938
Canada	356	379
Total long-lived assets	$1,327	$1,317
Total assets by reportable segment were as follows (in millions):

	June 30,	December 31,
	2013	2012
Retail–U.S.	$1,463	$1,153
Retail–Canada	779	555
Corporate	65	1
Total assets	$2,307	$1,709

10.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Increase (decrease) in current assets:
Receivables, net	$(69)	$7
Inventories	3	14
Prepaid expenses and other	(6)	—
Increase (decrease) in current liabilities:
Accounts payable	1	(1)
Accounts payable to Valero	342	—
Accrued expenses	4	(5)
Taxes other than income taxes	(67)	7
Income taxes payable	9	—
Changes in current assets and current liabilities	$217	$22

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

We made interest payments of $1 million for the six months ended June 30, 2013. We issued the $550 million notes to Valero in connection with the separation and distribution and Valero transferred the notes to a third-party lender to satisfy certain of Valero’s then-outstanding debt obligations. As a result, we did not receive cash proceeds related to the $550 million notes.
We issued 75,397,241 shares of our common stock to Valero and Valero’s stockholders in connection with the separation and distribution. As a result, we did not receive cash proceeds from the issuance of our common stock.
There were no significant interest payments, noncash investing or financing activities for the six months ended June 30, 2012.
As consolidated subsidiaries of Valero, our financial results were included in the U.S. and Canada consolidated tax returns of Valero. As such, with the exception of certain states, we did not make cash tax payments directly to taxing jurisdictions; rather, our share of Valero’s tax payments were reflected as changes in “Net parent investment.” Direct cash payments for certain state income taxes were less than $1 million during the six months ended June 30, 2013 and 2012.

11.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Goodwill	$18	$—
Intangible assets:
Customer lists and other	120	127	$(85)	$(86)
Total	$138	$127	$(85)	$(86)
The Customer lists and other relate primarily to our Retail–Canada segment. Therefore, the historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.
Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of our fiscal year.
In performing our annual impairment analysis, ASC 350–20, Intangibles–Goodwill and Other, allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further testing is necessary. However, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

12.	EQUITY
Share Activity
As of June 30, 2013, a total of 250 million shares of common stock, $0.01 par value, were authorized, of which 75,397,241 were issued and outstanding.
Stock-based compensation
Prior to the separation and distribution, Valero allocated stock-based compensation costs to us based on Valero’s determination of actual costs attributable to our employees. No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the distribution. Valero accelerated the vesting of all of its non-vested restricted stock awards held by CST employees, including its named executive officers, in connection with the separation and distribution. As a result, we were charged for the remaining unrecognized stock-based compensation related to those awards at that time, which was $1 million.
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
In anticipation of the distribution, Valero, as sole stockholder of CST, and the CST Board of Directors approved the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “Plan”). The Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted stock shares, other stock-based awards and cash awards to CST officers, directors and certain other employees. Under the Plan, stock-based grants can be made up to a maximum of 8 million shares of our common stock. We granted the following stock-based awards in the second quarter of 2013 under the Plan:

	Actual Number of Awards	Weighted-Average Grant-Date Fair Value
Stock options	228,885	$11.78
Restricted stock	199,283	$29.68
As of June 30, 2013, there were approximately 7.6 million shares available for grant under the Plan.
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of each vesting tranche. We record stock-based compensation as components of operating expenses and administrative expenses in the consolidated and combined statements of income. We recognized $2 million of stock-based compensation during the three and six months ended June 30, 2013, including the $1 million allocated to us by Valero.
Stock Options
Stock options granted under the Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of the common stock on the date of grant. Market value is defined by the Plan as the mean of the highest and lowest prices per share of our stock on the New York Stock Exchange on the date of grant. The weighted-average exercise price of stock options granted under the Plan was $29.77.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the exercise price and market value on the date of grant, and assumptions, including term, stock price volatility, risk-free interest rate and dividend yield. Expected term was estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term due to the lack of prior grant history and relatively small number of recent expected life assumptions available from our peers. Expected stock price volatility was based on the weighted average of our peer group’s median implied volatility, our own mean reversion volatility, and the median of our peer group’s most recent volatilities over the expected term. The risk-free interest rate was based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. The risk free rate was calculated by interpolating between the published 5-year and 7-year U.S. Treasury spot rates. The expected dividend yield was based on the market value of the common stock on the date of grant (as defined by the Plan) and assumed future annual dividends over the expected term.
As of June 30, 2013, there was $2 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Restricted Stock
Restricted stock granted under the Plan vest under one of the following schedules:

•	in full on the first anniversary of their date of grant;

•	in full on the third anniversary of their date of grant; or

•	in three equal increments on the first, second and third anniversaries of their date of grant.
The fair value of each share of restricted stock is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the New York Stock Exchange on the date of grant. As of June 30, 2013, there was $5 million of total unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive loss before reclassifications results from foreign currencies (the Canadian dollar) that devalued from the U.S. dollar. Changes in foreign currency translation adjustment were as follows for the three and six months ended June 30, 2013 (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013

Balance at the beginning of the period	$155	$165
Other comprehensive loss before reclassifications	(20)	(30)
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive loss	(20)	(30)
Balance at the end of the period	$135	$135

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. FAIR VALUE MEASUREMENTS
General
U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets.
U.S. GAAP provides a framework for measuring fair value and establishes a three-level fair value hierarchy that prioritizes inputs to valuation techniques based on the degree to which objective prices in external active markets are available to measure fair value. Following is a description of each of the levels of the fair value hierarchy.

•	Level 1–Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2–Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•
Level 3–Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect our own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include occasional market quotes or sales of similar instruments or our own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant judgment.

During the six months ended June 30, 2013, there were no transfers between the fair value hierarchy levels.
We do not have any financial instruments measured at fair value on our balance sheets for any of the years presented. Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The fair value disclosure related to our debt is located in Note 7.
Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in our balance sheets. U.S. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, U.S. GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment or goodwill. In addition, if such an event occurs, U.S. GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.
The fair value disclosure related to our 2012 acquisition of Crackerbox is located in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q including, without limitation, our discussion below under the heading “Overview and Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involved assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	competitive pressures from convenience stores, filling stations and other non-traditional retailers located in our markets;

•	volatility and seasonality in crude oil, wholesale petroleum costs and motor fuel sales;

•	increasing consumer preferences for alternative motor fuel and improvements in fuel efficiency;

•	the operation of our retail sites in close proximity to stores of Valero’s other branded wholesale customers;

•	seasonal trends in the retail industry;

•	severe or unfavorable weather conditions;

•	fluctuations in the exchange rate between the U.S. and Canadian currencies;

•	inability to build or acquire and successfully integrate new retail sites;

•	our ability to comply with federal, provincial and state regulations, including those related to environmental matters and the sale of alcohol and cigarettes and employment laws and health benefits;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer or other litigation;

•	wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dependence on Valero for motor fuel;

•	dependence on suppliers for credit terms;

•	dependence on senior management and the ability to attract qualified employees;

•	acts of war and terrorism;

•	political conditions in oil producing regions and global demand for oil;

•	dependence on our information technology (“IT”) systems and maintaining data security;

•	changes in accounting standards, policies or estimates;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•
the impact of the separation and distribution and risks relating to our ability to operate effectively as an independent, publicly traded company, including any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	changes in our cost structure, management, financing and business operations ;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	any failure to fully and/or timely achieve the expected benefits of the separation and distribution;

•	a determination by the IRS that the distribution or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
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

Executive Overview
Overview of the Separation from Valero
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution of its retail business resulting in a separate, publicly traded company named CST Brands, Inc. (“CST”). In accordance with a separation and distribution agreement, the two companies were separated by Valero distributing to its stockholders 80 percent of the common stock of CST on May 1, 2013. Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. The remaining 20 percent of the common stock of CST was retained by Valero. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets (including the equity interests of certain Valero subsidiaries) and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.
Basis of Presentation
CST was incorporated in November 2012 and, in connection with its incorporation, CST issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. CST was formed solely in contemplation of the separation and distribution and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
The unaudited consolidated and combined financial statements included elsewhere in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the combined financial statements and notes thereto included in the Form 10.
Prior to the separation and distribution, these financial statements reflect the combined historical financial position, results of operations and cash flows of Valero’s retail business in the U.S. and Canada that were owned by direct and indirect wholly-owned subsidiaries of Valero, including an allocable portion of Valero’s corporate costs. The legal transfer of the assets (including the equity interests of certain Valero subsidiaries), liabilities and operations of Valero’s retail business into CST occurred on May 1, 2013. However, for ease of reference, these consolidated and combined financial statements are referred to as those of CST. Unless otherwise stated or the context otherwise indicates, all references in these consolidated and combined financial statements to “us,” “our,” or “we” mean the retail business of Valero, which is referred to as CST.
The combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada had been combined for all periods prior to the separation and distribution. The assets and liabilities in the combined balance sheets have been reflected on a historical cost basis, as immediately prior to the separation and distribution, and all of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group. The combined statements of income prior to the separation and distribution also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and IT. These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Subsequent to the separation and distribution, Valero continues to perform certain of these corporate functions on our behalf, for which we are charged a fee, in accordance with the Transition Services Agreements.

Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the combined periods presented and may not reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone company during the combined periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company during all periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.
Prior to the separation and distribution, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us. Cash presented on our combined balance sheet prior to the separation and distribution represents cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in automated teller machines (“ATMs”) in our Retail–Canada segment. We reflected transfers of cash to and from Valero’s cash management system as a component of net parent investment on our combined balance sheet, and these net transfers of cash were reflected as a financing activity in our combined statement of cash flow. We also have not included any interest income on the net cash transfers to Valero.
The consolidated financial statements reflect our financial results for all periods subsequent to the separation and distribution while the combined financial statements reflect our financial results for all periods prior to the separation and distribution. Accordingly:

•
Our consolidated and combined statement of income and comprehensive income for the three months ended June 30, 2013, consists of the consolidated results of CST for the two months ended June 30, 2013 and the combined results of Valero’s retail business for the one month ended April 30, 2013. Our consolidated and combined statement of income and comprehensive income for the six months ended June 30, 2013, consists of the consolidated results of CST for the two months ended June 30, 2013 and of the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of income and comprehensive income for the three and six months ended June 30, 2012 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated balance sheet at June 30, 2013, consists of the consolidated balances of CST, while our combined balance sheet at December 31, 2012 consists of the combined balances of Valero’s retail business.

•
Our consolidated and combined statement of cash flows for the six months ended June 30, 2013, consists of the consolidated results of CST for the two months ended June 30, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statement of cash flows for the six months ended June 30, 2012, consists entirely of the combined results of Valero’s retail business.

•
Our consolidated and combined statement of changes in equity for the six months ended June 30, 2013, consists of both the combined activity for Valero’s retail business prior to April 30, 2013, and the consolidated activity for CST subsequent to the separation and distribution.

The Significance of Crude Oil Prices on Our Revenues and Cost of Sales
Wholesale motor fuel prices are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in retail prices is affected by competitive conditions in each geographic market. As such, the prices we charge our customers for motor fuel and the gross margin we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time. It has been our experience, however, that, over time, motor fuel gross margins are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
Both crude oil and wholesale motor fuel prices were generally lower during the three and six months ended June 30, 2013 compared to the same periods of 2012. Correspondingly, our operating revenues and gross margins were also lower during these periods. Also impacting our motor fuel gross margin was the volatility of crude oil prices in the prior year, which is further discussed in “Results of Operations” below. The following table provides benchmark information for both crude oil and wholesale motor fuel prices:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Benchmark crude oil prices (per barrel) (a):
West Texas Intermediate (WTI)	$94.10	$93.43	0.72%	$94.22	$98.15	(4.00)%
Brent	$102.58	$108.42	(5.39)%	$107.54	$113.45	(5.21)%

Benchmark wholesale gasoline prices (per gallon) (b):
U.S. Gulf Coast	$2.69	$2.80	(3.93)%	$2.76	$2.89	(4.50)%
U.S. West Coast	$2.98	$3.04	(1.97)%	$3.03	$3.12	(2.88)%
New York Harbor	$2.73	$2.90	(5.86)%	$2.83	$2.95	(4.07)%
(a) Represents the average monthly spot price per barrel during the periods presented for WTI and ICE Brent crude oil. One barrel represents 42 gallons.

(b)
Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional gasoline, Los Angeles reformulated gasoline blendstock for oxygenate blending and New York Harbor conventional gasoline, respectively.

Motor Fuel Strategy
Prior to the separation and distribution, our business existed as an outlet for our former parent’s products and the focus was on maximizing consolidated parent company profitability. Occasionally, we priced motor fuel with the overall objective of increasing motor fuel gallons sold with less emphasis on retail motor fuel gross margin. This resulted in a higher profit generated by our former parent’s refining segment, which was beneficial to their consolidated earnings performance. As a separate company, we generally manage our motor fuel pricing to maximize motor fuel gross margin. This strategy, from time to time, may result in different motor fuel gallons sold from historical levels as a result of us being separated from our former parent company.
Seasonality
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months. As a result, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Current Quarter Results
On May 1, 2013, our spin-off from Valero was completed and 75,397,241 shares of our common stock were distributed, of which 80 percent are publicly traded and 20 percent are owned by Valero. As a result, our second quarter and year to date 2013 results include one month and four months, respectively, of our operations as a consolidated subsidiary of Valero.
For the three months ended June 30, 2013 and 2012, we reported net income of $43 million and $108 million, respectively. Diluted earnings per share were $0.57 and $1.43, respectively. Net income for the six months ended June 30, 2013 was $64 million, or $0.84 per diluted share. For the same period in 2012, net income was $122 million or $1.62 per diluted share. Included in net income for the three and six months ended June 30, 2013 is a deferred tax charge of approximately $7 million, or $0.09 per diluted share, resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the separation and distribution.
Our 2013 results of operations were significantly impacted by a decrease in our motor fuel cents per gallon gross margin, which was driven by the volatility of crude oil prices. Crude oil and wholesale motor fuel prices have been less volatile during 2013 than they were during 2012. Crude oil prices decreased in the second quarter of 2012, leading to a sharp decline in wholesale motor fuel prices. During this time, we were able to retain, for a period of time, our retail fuel prices which resulted in a historically high motor fuel gross margin for the second quarter of 2012. Generally, we experience favorable motor fuel cents per gallon gross margins during periods of rapid declines in crude oil prices.
Results of Operations
Consolidated and Combined Income Statement Analysis
Below is an analysis of our income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. It should be noted that the six month periods ended June 30, 2013 and 2012 contained 181 days and 182 days of operations, respectively. Our consolidated and combined statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$3,211	$3,345	$6,399	$6,557
Costs and expenses:
Cost of sales	2,919	2,977	5,874	5,973
Operating expenses	161	161	320	316
General and administrative expenses	20	14	35	29
Depreciation, amortization and accretion expense	30	29	60	56
Total costs and expenses	3,130	3,181	6,289	6,374
Operating income	81	164	110	183
Other income, net	1	—	2	—
Interest expense	(7)	—	(7)	—
Income before income tax expense	75	164	105	183
Income tax expense	32	56	41	61
Net income	$43	$108	$64	$122

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Operating revenues
Operating revenues for the three months ended June 30, 2013 decreased by $134 million, or 4 percent, compared to the same period of 2012. Significant items impacting these results were:

•	A $97 million decrease in our Retail–Canada segment operating revenues primarily attributable to:

◦
A decline in motor fuel gallons sold as a result of fewer sites operated during the quarter ended June 30, 2013 compared to the same period of the prior year. We operated an average of 21 fewer sites that sell motor fuel in the current year, primarily as a result of dealer/agent sites where we chose not to renew the lease or reinvest capital.

◦	Reflected in this operating revenue decline was $21 million due to the effects of the weakening of the Canadian dollar relative to the U.S. dollar.

•	A $37 million decline in our Retail–U.S. segment operating revenues primarily attributable to:

◦
A decrease of $48 million in motor fuel operating revenues driven primarily by a $0.17 per gallon decline in our average motor fuel selling price due to a decline in wholesale motor fuel prices for motor fuel sold by us.

◦
Partially offset by an increase of $12 million in merchandise operating revenues as a result of an increase in the number of convenience stores operated compared to the same period of the prior year. We operated an average of 35 more convenience stores in the current year, primarily resulting from our acquisition of Crackerbox.

Cost of sales
We experienced a $58 million, or 2 percent, decline in cost of sales. This decline is primarily the result of lower prices for motor fuel purchased by us for resale, resulting from a decline in wholesale motor fuel prices. Included in this decline was $20 million due to the weakness of the Canadian dollar relative to the U.S. dollar and from an average of 21 fewer sites in Retail–Canada that sell motor fuel. Partially offsetting these declines was an increase in cost of sales related to an average of 35 more sites in Retail–U.S.

General and administrative expense
General and administrative expense increased $6 million as a result of higher actual expenses as a stand-alone company.

Interest expense
Interest expense increased $7 million as a result of our new debt issued in connection with the separation and distribution.

Income tax expense
Income tax expense decreased $24 million primarily as a result of the decrease in income before income tax expense but was partially offset by $7 million in deferred tax expense resulting from the loss of certain state tax credits which were no longer eligible for use in our consolidated tax return after the separation and distribution.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Operating revenues
Operating revenues for the six months ended June 30, 2013 decreased by $158 million, or 2 percent, compared to the same period of 2012. Significant items impacting these results were:

•	A $145 million decrease in our Retail–Canada segment operating revenues primarily attributable to:

◦
A decline in motor fuel gallons sold as a result of fewer sites operated during the six months ended June 30, 2013 compared to the same period of the prior year. We operated an average of 19 fewer sites that sell motor fuel in the current year, primarily as a result of a reduction in dealer/agent sites where we chose not to renew the lease or reinvest capital.

◦	Reflected in this operating revenue decline was $29 million due to the effects of the weakening of the Canadian dollar relative to the U.S. dollar.

•	A $13 million decline in our Retail–U.S. segment operating revenues primarily attributable to:

◦
A decrease of $29 million in motor fuel operating revenues primarily driven by a $0.10 per gallon decline in our average motor fuel selling price due to a decline in wholesale motor fuel prices for motor fuel sold by us.

◦
Partially offset by an increase of $17 million in merchandise operating revenues as a result of an increase in the number of convenience stores operated compared to the same period of the prior year. We operated an average of 35 more convenience stores in the current year, primarily resulting from our acquisition of Crackerbox.

Cost of sales
We experienced a $99 million, or 2 percent, decline in cost of sales. This decline is primarily a result of lower prices for motor fuel purchased by us for resale, resulting from a decline in wholesale motor fuel prices. Included in this decline was $27 million due to the weakness of the Canadian dollar relative to the U.S. dollar and from an average of 19 fewer sites in Retail–Canada that sell motor fuel. Partially offsetting these declines was an increase in cost of sales related to an average of 35 more sites in Retail–U.S.
General and administrative expense
General and administrative expense increased $6 million as a result of higher actual expenses as a stand-alone company.
Interest expense
Interest expense increased $7 million as a result of our new debt issued in connection with the separation and distribution.
Income tax expense
Income tax expense decreased $20 million primarily as a result of the decrease in income before income tax expense but was partially offset by $7 million in deferred tax expense resulting from the loss of certain state tax credits which were no longer eligible for use in our consolidated tax return after the separation and distribution.

Segment Results
Retail–U.S.
The following tables highlight the results of operations of our Retail–U.S. segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (in millions, except number of retail sites, per site per day, cents per gallon and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Motor fuel	$1,661	$1,709	$3,280	$3,309
Merchandise	332	320	625	608
Other	14	15	30	31
Total operating revenues	$2,007	$2,044	$3,935	$3,948
Gross margin:
Motor fuel	$77	$138	$114	$159
Merchandise	98	96	185	181
Other	14	15	28	31
Total gross margin	189	249	327	371
Operating expenses	100	97	199	194
Depreciation, amortization and accretion expense	21	20	42	38
Operating income	$68	$132	$86	$139

Company operated retail sites at end of period	1,034	1,015	1,034	1,015

Average retail sites open during the period	1,033	998	1,033	998

Motor fuel sales (gallons per site per day)	5,080	5,163	5,064	5,104
Motor fuel sales (per site per day)	$17,683	$18,820	$17,552	$18,226

Retail–U.S. total system operating statistics:
Motor fuel gross margin (cents per gallon, “CPG”):
Motor fuel margin, before credit card fees	$0.21	$0.34	$0.16	$0.21
Credit card fees	(0.04)	(0.04)	(0.04)	(0.04)
Motor fuel gross margin, net (CPG)	$0.17	$0.30	$0.12	$0.17

Merchandise sales (per site per day)	$3,524	$3,529	$3,342	$3,351
Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	30.3%	30.8%	30.4%	30.5%
Credit card fees	(0.7)%	(0.7)%	(0.7)%	(0.8)%
Merchandise gross margin, net	29.6%	30.1%	29.6%	29.8%

Retail–U.S. (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Company Operated Retail Sites:
Beginning of period	1,033	997	1,032	998
NTIs	4	2	5	3
Acquisitions	—	17	—	17
Closed	(3)	(1)	(3)	(3)
End of period	1,034	1,015	1,034	1,015

Average retail sites open during the period	1,033	998	1,033	998

Same Store Information (a):
Company operated retail sites	988	988	963	963
Motor fuel sales (gallons per site per day)	5,055	5,159	5,025	5,119
Merchandise sales (per site per day)	$3,492	$3,529	$3,317	$3,373
Merchandise gross margin percent, net	29.7%	30.1%	29.8%	29.9%
Merchandise sales, ex. cigarettes (per site per day)	$2,416	$2,411	$2,265	$2,268
Merchandise gross margin percent, net ex. cigarettes	35.9%	36.4%	36.1%	36.4%
Merchandise gross profit dollars	$93	$95	$171	$176
Other services operating revenues (b)	$14	$14	$26	$29

New to Industry (“NTI”) Information (c):
Company operated retail sites at end of period	38	25	38	25
Company operated retail sites (average)	36	24	35	23
Motor fuel sales (gallons per site per day)	10,073	10,662	9,936	10,490
Merchandise sales (per site per day)	$6,904	$6,576	$6,449	$6,292
Merchandise gross margin percent, net	33.3%	32.0%	32.9%	31.8%
Merchandise sales, ex. cigarettes (per site per day)	$5,446	$5,153	$5,047	$4,882
Merchandise gross margin percent, net ex. cigarettes	37.9%	36.4%	37.5%	36.3%
(a) The same store information consists of aggregated individual store results for all sites operated substantially throughout both periods presented. Stores that were closed for just a very brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been open for substantially all of the periods being compared.
(b) Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
(c) NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Operating revenues decreased $37 million, or 2 percent, and total gross margin decreased $60 million, or 24 percent, which was the primary reason for the operating income decrease of $64 million, or 48 percent, during the quarter ended June 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $77 million as a result of a decline in our average price per gallon, which was attributable to a decline in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales”.

•
Partially offsetting this decline was a $29 million increase in motor fuel gallons sold attributable to an increase in the number of convenience stores operated compared to the same period of the prior year. We operated an average of 35 more convenience stores in the current year, primarily resulting from our acquisition of Crackerbox.

•	Our merchandise operating revenues increased $12 million, or 4 percent, as a result of an increase in the average number of convenience stores operated compared to the same period of the prior year.
Gross margin

•
Our motor fuel gross margin declined $62 million from a decline in our CPG. This decline in CPG was primarily the result of the volatility of crude oil prices in the prior year, during which we experienced exceptional motor fuel gross margins. During periods of crude oil price declines, historically the retail price of motor fuel has tended to fall more slowly than the wholesale price of motor fuel, resulting in an increase in realized motor fuel gross margins. The price per barrel of WTI crude oil declined 20 percent during the second quarter of 2012 compared to an increase of 4 percent during the second quarter of 2013.

•
Partially offsetting this decline was a $1 million increase in total motor fuel gallons sold attributable to an increase in the average number of convenience stores operated compared to the same period of the prior year.

•	Our merchandise gross margin increased $2 million, or 2 percent, as a result of an increase in the average number of convenience stores operated compared to the same period of the prior year.
Operating expenses

•
Operating expenses increased $3 million, or 3 percent, primarily from an increase in payroll expenses due to an increase in the average number of convenience stores operated compared to the same period of the prior year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Operating revenues decreased $13 million, or less than 1 percent, and total gross margin decreased $44 million, or 12 percent, which was the primary reason for the operating income decrease of $53 million, or 38 percent, during the six months ended June 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $95 million as a result of a decline in our average price per gallon, which was attributable to a decline in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales”.

•
Partially offsetting this decline was a $66 million increase in motor fuel gallons sold attributable to an increase in the number of convenience stores operated compared to the same period of the prior year. We operated an average of 35 more convenience stores in the current year, primarily resulting from our acquisition of Crackerbox.

•	Our merchandise operating revenues increased $17 million, or 3 percent, as a result of an increase in the average number of convenience stores operated compared to the same period of the prior year.
Gross margin

•
Our motor fuel gross margin declined $48 million from a decline in our CPG. This decline in CPG was primarily the result of the volatility of crude oil prices in the prior year, during which we experienced exceptional motor fuel gross margins. During periods of crude oil price declines, historically the retail price of motor fuel has tended to fall more slowly than the wholesale price of motor fuel, resulting in an increase in realized motor fuel gross margins. The price per barrel of WTI crude oil declined 18 percent during the first six months of 2012 compared to an increase of 1 percent during the same period of 2013.

•
Partially offsetting this decline was a $3 million increase in total motor fuel gallons sold attributable to an increase in the average number of convenience stores operated compared to the same period of the prior year.

•	Our merchandise gross margin increased $4 million, or 2 percent, attributable to an increase in the average number of convenience stores operated compared to the same period of the prior year.
Operating expenses

•
Operating expenses increased $5 million, or 3 percent, primarily from an increase in payroll expenses due to an increase in the average number of convenience stores operated compared to the same period of the prior year.

Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion expense increased $4 million, or 11 percent, primarily from an increase in the average number of convenience stores operated compared to the same period of the prior year.

Retail–Canada
The following tables highlight the results of operations of our Retail–Canada segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (in millions, except number of retail sites, per site per day, cents per gallon and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Motor fuel	$1,040	$1,106	$2,062	$2,168
Merchandise	67	65	126	123
Other	97	130	276	318
Total operating revenues	$1,204	$1,301	$2,464	$2,609
Gross margin:
Motor fuel	$66	$81	$116	$131
Merchandise	19	19	35	36
Other	18	19	47	46
Total gross margin	103	119	198	213
Operating expenses	61	64	121	122
Depreciation, amortization and accretion expense	9	9	18	18
Operating income	$33	$46	$59	$73

Retail sites (end of period):
Company- operated	265	254	265	254
Dealer / Agent (fuel only)	498	521	498	521
Cardlock (fuel only)	78	80	78	80
Total retail sites (end of period)	841	855	841	855

Average retail sites open during of period:
Company- operated	264	256	263	256
Dealer / Agent (fuel only)	500	526	503	527
Cardlock (fuel only)	77	80	79	81
Average retail sites open during the period	841	862	845	864

Retail–Canada total system operating statistics:
Motor fuel sales (gallons per site per day)	3,315	3,399	3,210	3,280
Motor fuel sales (per site per day)	$13,576	$14,099	$13,491	$13,786
Motor fuel gross margin (CPG):
Motor fuel margin, before credit card fees	$0.26	$0.30	$0.24	$0.25
Credit card fees	(0.02)	(0.02)	(0.02)	(0.02)
Motor fuel gross margin, net (CPG)	$0.24	$0.28	$0.22	$0.23

Merchandise sales (per site per day)	$2,798	$2,804	$2,646	$2,644
Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	28.6%	30.1%	28.4%	30.1%
Credit card fees	(0.7)%	(0.8)%	(0.7)%	(0.8)%
Merchandise gross margin, net	27.9%	29.3%	27.7%	29.3%

Retail–Canada (continued)

	Company Operated (b)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Retail Sites:
Beginning of period	262	257	261	258
Acquisitions	1	—	1	—
Conversions, net (a)	2	1	3	1
Closed	—	(4)	—	(5)
End of period	265	254	265	254

Average retail sites open during the period	264	256	263	256

Average foreign exchange rate for $1 USD to $1 CAD	0.97260	0.99180	0.98153	0.99349

Same Store Information (c), (d):
Retail sites	252	252	252	252
Motor fuel sales (gallons per site per day)	3,526	3,652	3,478	3,546
Merchandise sales (per site per day)	$2,899	$2,869	$2,724	$2,686
Merchandise gross margin percent, net	27.9%	29.3%	27.8%	29.3%
Merchandise sales, ex. cigarettes (per site per day)	$1,463	$1,497	$1,366	$1,382
Merchandise gross margin percent, net ex. cigarettes	40.1%	41.1%	40.7%	41.4%
Merchandise gross profit dollars	$19	$19	$35	$36
Other services operating revenues (e)	$4	$4	$8	$9

NTI Information (c), (f):
Company operated retail sites at end of period	16	11	16	11
Company operated retail sites (average)	16	11	16	11
Motor fuel sales (gallons per site per day)	5,706	6,339	5,539	6,160
Merchandise sales (per site per day)	$3,384	$3,626	$3,112	$3,394
Merchandise gross margin percent, net	29.4%	30.4%	29.1%	29.9%
Merchandise sales, ex. cigarettes (per site per day)	$1,802	$2,005	$1,652	$1,877
Merchandise gross margin percent, net ex. cigarettes	41.2%	41.3%	41.1%	40.5%

Retail–Canada (continued)

	Dealer/Agent (b)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Retail Sites:
Beginning of period	501	530	507	533
New dealers	2	2	3	3
Conversions, net (a)	(2)	(1)	(3)	(1)
Closed or de-branded	(3)	(10)	(9)	(14)
End of period	498	521	498	521

Average retail sites open during the period	500	526	503	527

Average foreign exchange rate for $1 USD to $1 CAD	0.97260	0.99180	0.98153	0.99349

Same Store Information (c), (d):
Retail sites	477	477	477	477
Motor fuel sales (gallons per site per day)	2,796	2,887	2,668	2,751
(a) Conversions represent stores that have changed their classification from dealer/agent to company owned and operated or vice versa. Changes in classification result when we either take over the operations of a dealer/agent site or convert an existing company owned and operated store to a dealer/agent site.
(b) Company retail sites sell motor fuel and merchandise and dealer/agent retail sites sell motor fuel only.
(c) All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock operations.
(d) The same store information consists of aggregated individual store results for all sites operated substantially throughout both periods presented. Stores that were closed for just a very brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been open for substantially all of the periods being compared.
(e) Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
(f) NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings. NTIs exclude dealer/agent stores.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Operating revenues decreased $97 million, or 7 percent, and total gross margin decreased $16 million, or 13 percent, which was the primary reason for the operating income decrease of $13 million, or 28 percent, during the quarter ended June 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $53 million primarily as a result of a decline in motor fuel gallons sold attributable to a decline in the number of sites operated as well as increased competition from new market participants. We operated an average of 21 fewer sites that sell motor fuel in the current year primarily as a result of a decrease in dealer/agent sites where we chose not to renew the lease or reinvest capital. Also contributing to the decline in motor fuel gallons sold was motor fuel demand reductions caused by inclement weather and labor strikes in certain industries.

•
Our motor fuel operating revenues declined $13 million from a decline in our average price per gallon attributable to a decline in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales”.

•	Included in the operating revenues decline is a decline of $21 million due to the weakness of the Canadian dollar relative to the U.S. dollar.

•
Other operating revenues declined $33 million attributable to a decrease in home heating oil operating revenues resulting from a 4 percent decline in both sales volumes and average price. The decline in volumes sold was the result of a declining number of heating oil customers, while the decline in average price was the result of a decline in wholesale prices.

Gross margin

•
Our motor fuel gross margin declined $11 million from a decline in our CPG, which resulted primarily from the volatility of crude oil prices in the prior year. During periods of crude oil price declines, historically the retail price of motor fuel has tended to fall more slowly than the wholesale price of motor fuel, resulting in an increase in realized motor fuel gross margins. The price per barrel of Brent crude oil declined 21 percent during the second quarter of 2012 compared to an increase of 1 percent during the second quarter of 2013.

•	Our motor fuel gross margin declined $4 million from a decline in total motor fuel gallons sold as a result of a decline in the average number of sites selling motor fuel.

•	Our merchandise gross margin percentage declined slightly in the current year primarily from the impact of cigarette tax increases.

•
Although we experienced a decline of $33 million in “other” operating revenues, our “other” gross margin declined by only $1 million. This revenue decline was attributable to our home heating oil sales, which have very low margins relative to other products and therefore our “other” gross margin was not significantly impacted by this revenue decline.

Operating expenses

•	Operating expenses decreased $3 million primarily as a result of decreased volumetric expenses, such as commissions paid to dealer/agents, associated with the decline in motor fuel gallons sold.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Operating revenues decreased $145 million, or 6 percent, and total gross margin decreased $15 million, or 7 percent, which was the primary reason for the operating income decrease of $14 million, or 19 percent, during the six months ended June 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $105 million primarily as a result of a decline in motor fuel gallons sold attributable to a decline in the number of sites operated as well as increased competition from new market participants. We operated an average of 19 fewer sites that sell motor fuel in the current year primarily as a result of a decrease in dealer/agent sites where we chose not to renew the lease or reinvest capital. Also contributing to the decline in motor fuel gallons sold was motor fuel demand reductions caused by inclement weather and labor strikes in certain industries.

•
Our motor fuel operating revenues declined $1 million from a decline in our average price per gallon attributable to a decline in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales”.

•	Included in the operating revenue decline is a decline of $29 million due to the weakness of the Canadian dollar relative to the U.S. dollar.

•
Other operating revenues declined $42 million attributable to a decrease in home heating oil operating revenues resulting from a 3 percent decline in both volumes and average price. The decline in volumes sold was the result of a declining number of heating oil customers, while the decline in average price was the result of a decline in wholesale prices.

Gross margin

•	Our motor fuel gross margin declined $6 million from a decline in our CPG, which was primarily the result of the change in price formulas under the Petroleum Product Supply Agreement.

•	Our motor fuel gross margin declined $9 million from a decline in total motor fuel gallons sold as a result of a decline in the average number of sites selling motor fuel.

•	Our merchandise gross margin percentage declined slightly in the current year primarily from the impact of cigarette tax increases.

•
Although we experienced a decline of $42 million in “other” operating revenues, our “other” gross margin declined by only $1 million. This revenue decline was attributable to our home heating oil sales, which have very low margins relative to other products and therefore our “other” gross margin was not significantly impacted by this revenue decline.

Outlook
Retail–U.S.
The Retail–U.S. segment continues to operate in a very competitive environment that is experiencing highly volatile motor fuel pricing and intense competition for our core convenience store customers. The economic environment in the markets where we operate is stable to moderately improving. The Texas economy, where we have a strong presence, has generally been healthier than the national economy. We see housing starts on the rise and a higher demand for skilled tradesmen. Additionally, growth in the areas of shale gas exploration continues to create a high demand for oil field services workers. As employment conditions improve, we expect our business activity will improve also as these individuals make up a substantial portion of our customer base. As we move into the second half of 2013 and into 2014, we are primarily targeting geographic areas of robust economic activity for our organic growth.

Retail–Canada
The Retail–Canada segment also continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have added motor fuel offerings but we believe that the impact to our sales volumes from these non-traditional competitors is moderating. Cross promotional programs entered into between grocers and convenience stores represent a new competitive factor. The Canadian economy in general has recently softened and there is a cautious economic outlook for the remainder of 2013. Despite this overall sentiment, the markets where we operate remain relatively healthy and more stable, which we believe will support our growth and expansion plans.
Liquidity and Capital Resources
General
Prior to the separation and distribution, we participated in Valero’s centralized approach to the cash management and financing of our operations. Therefore, our cash was transferred to Valero daily and Valero funded our operating and investing activities, as needed. Accordingly, the cash and cash equivalents held by Valero at the corporate level were not allocated to us for any of the periods presented in our historical combined financial statements. The cash reflected in our historical combined financial statements represents cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in ATMs in our Retail–Canada segment. See “Working Capital Adjustments Made in Connection With the Separation and Distribution” below for a discussion of changes that occurred prior to the separation and distribution with respect to the payment for motor fuel purchased from Valero and the transfer of cash to Valero.
Cash Flows
Cash provided by operating activities for the six months ended June 30, 2013 was $351 million compared to $200 million for the six months ended June 30, 2012. The increase in cash provided by operating activities was due primarily to the change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 10 of condensed notes to consolidated and combined financial statements that accompany our unaudited consolidated and combined financial statements included elsewhere in this Form 10-Q.

Cash flow used in investing activities for the six months ended June 30, 2013 was $96 million compared to $105 million for the six months ended June 30, 2012. An increase in capital expenditures in 2013, primarily in the U.S. for sustaining capital and NTI’s, was offset by the $61 million acquisition of Crackerbox in the second quarter of 2012.
Cash flow provided by financing activities for the six months ended June 30, 2013 was $103 million compared to cash flow used in financing activities of $172 million for six months ended June 30, 2012. During the six months ended June 30, 2013, we transferred $378 million of net cash to Valero, primarily from proceeds of our new $500 million term loan facility, which were not retained by us offset by the net cash activity between us and Valero prior to the separation and distribution. For the six months ended June 30, 2012, we were wholly-owned by Valero and the net cash activity between us and Valero resulted in $172 million of cash used in financing activities.
Non–U.S. GAAP Measures
EBITDA is a non-U.S. GAAP financial measure that represents net income before income taxes, interest expense and depreciation, amortization and accretion expense. EBITDAR is a non-U.S. GAAP financial measure that further adjusts EBITDA by excluding minimum rent expense. We believe that EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities; and (c) the financial covenants in our debt agreements use EBITDA and EBITDAR in calculating our total lease adjusted leverage ratio and fixed charge coverage ratio. EBITDA and EBITDAR are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP.

The following table presents a reconciliation of net income to EBITDA and EBITDAR (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$43	$108	$64	$122
Depreciation, amortization and accretion	30	29	60	56
Interest expense	7	—	7	—
Income tax expense	32	56	41	61
EBITDA	112	193	172	239
Minimum rent expense	7	7	13	13
EBITDAR	$119	$200	$185	$252
Debt
Prior to the separation and distribution, we were a wholly-owned subsidiary of Valero and no debt was outstanding within our business. In connection with the separation and distribution, we incurred an aggregate of $1.05 billion of new long-term debt and no proceeds of these debt offerings were retained by us. Our new debt consists of the following (in millions):

5.0% senior notes due 2023	$550
Term loan due 2018 (effective rate of 1.95% at June 30, 2013)	500
Total debt outstanding	1,050
Less current portion	(28)
Debt, less current portion	$1,022
We also have a revolving credit facility in an aggregate principal amount of up to $300 million. As of June 30, 2013, after taking into account letters of credit and the maximum lease adjusted leverage ratio constraint to availability, approximately $198 million was available for future borrowings. The credit facilities agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenants require us to maintain a total lease adjusted leverage ratio (as defined in the credit agreement) initially set at no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio (as defined in the credit agreement) at no less than 1.30 to 1.00. As of June 30, 2013, our lease adjusted leverage ratio and fixed charge coverage ratio were 3.24 and 5.56, respectively.
As of June 30, 2013, we also have capital lease obligations of $4 million of which $1 million are current obligations.
Our debt and financing agreements do not have rating agency triggers that would increase the interest rates applicable to our existing senior unsecured debt or automatically require us to post additional collateral. However, any future reduction in the ratings outlined below or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing in the future and the future cost of such financings. As of June 30, 2013, our ratings on our senior unsecured debt were as follows:

Rating Agency	Rating
Standard & Poor’s Rating Services	BB- (stable outlook)
Moody's Investor Services	Ba3 (stable outlook)
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

See Note 7 of condensed notes to consolidated and combined financial statements that accompany our unaudited consolidated and combined financial statements included elsewhere in this Form 10-Q for additional disclosures of our indebtedness.
Capital Requirements
We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facility to continue to operate and grow our business. During 2013, we plan to expand and upgrade our portfolio of retail sites. We anticipate completing fifteen NTIs in 2013 in the U.S., focused in key markets in Texas. During the first six months of 2013, we completed five of these NTIs. In Canada, we anticipate completing seven NTIs in 2013, focused in the Greater Toronto, Ottawa and Montreal areas. During the first six months of 2013, no NTIs were completed in Canada; however during the second quarter of 2013, we acquired one store.
The following table outlines our capital expenditures and investments by segment for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Retail–U.S.:
NTI	$48	$19
Sustaining capital	30	16
	$78	$35
Retail–Canada:
NTI	$2	$2
Sustaining capital	10	9
	$12	$11

Consolidated and combined capital expenditures	$90	$46
We expect total capital expenditures for 2013 to be approximately $220 million, which includes nonrecurring capital costs associated with IT infrastructure of approximately $18 million. An additional $12 million of IT infrastructure cost is expected to be incurred in 2014.
Other Matters Impacting Liquidity and Capital Resources
Purchase Obligations
The U.S. Fuel Supply Agreements and Petroleum Product Supply Agreement in Canada contain minimum annual purchase obligations. The minimum purchase obligation provisions of these agreements require us to purchase minimum annual volumes of motor fuel at market-based prices. In the event that we do not purchase the minimum volumes, the agreements include a charge for the difference between the total minimum volume commitment to be purchased over the terms of the agreements and the volumes actually purchased by us.
Cash Held by Our Canadian Subsidiary
As of June 30, 2013, $148 million of cash was held in Canada. A significant portion of our operating income is from our Retail–Canada segment, and we have agreed with Valero not to dividend or repatriate any cash from Canada through the end of 2013. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends subsequent to 2013.
Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.

Dividends
As a separate, publicly-traded company, we expect to pay regular cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. There can be no assurance we will pay any dividend or that we will continue to pay any dividend even if we commence the payment of dividends.
Working Capital Adjustments Made in Connection With the Separation and Distribution
In connection with the separation and distribution, certain changes occurred regarding the manner in which we participated in Valero’s centralized cash management program. The most significant change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel and is consistent with terms currently offered by Valero to its other creditworthy retail distributors of our size. Previously, we paid Valero for our motor fuel on the same day we took delivery. Due to the change in payment terms, our cash increased by $342 million during the six months ended June 30, 2013.
Adoption of New Financial Accounting Pronouncements and New Accounting Policies
The adoption of certain new financial accounting pronouncements has not had, and is not expected to have, a material effect on our financial statements.
As a result of our acquisition of the Crackerbox, we recorded $18 million of goodwill. See Note 11 to the condensed notes to consolidated and combined financial statements included elsewhere in this Form 10-Q for our goodwill impairment testing policy.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In connection with the separation and the distribution, we incurred an aggregate of $1.05 billion in new debt, $500 million of which consists of a five-year term loan bearing interest at a variable rate. In addition, our revolving credit facility has a borrowing capacity of up to $300 million, and any borrowings would bear interest at variable rates. As of June 30, 2013, the borrowing rate on the term loan and revolving credit facility was 1.95 percent (LIBOR plus a spread of 1.75 percent). As of June 30, 2013, we had not borrowed under the revolving credit facility.
As a result of these financing transactions, we are subject to market risk from exposure to changes in interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2013 would be to change interest expense by approximately $5 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 6 of the condensed notes to our consolidated and combined financial statements under the caption “Litigation Matters.”
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Form 10.
Item 6. Exhibits

Exhibit No.	Exhibit Description
2.1
Separation and Distribution Agreement, dated April 29, 2013, between CST Brands, Inc. and Valero Energy Corporation (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
4.1
Indenture, dated May 1, 2013, among CST, the guarantors named therein and U.S. Bank National Association (including a form of notes), as Trustee relating to the $550 million 5.0% Senior Notes due 2023 (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).

4.2
Registration Rights Agreement, dated as of May 1, 2013, among CST and the initial purchasers named therein, relating to the $550 million 5.0% Senior Notes due 2023 (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).

4.3	Stockholder's and Registration Rights Agreement, dated April 29, 2013, between CST and Valero Energy Corporation (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
10.1	Transition Services Agreement, dated April 29, 2013, between CST and Valero Services, Inc. (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
10.2	Transition Services Agreement, dated April 29, 2013, between CST Canada Co. and Ultramar Ltd. (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
10.3	Tax Matters Agreement, dated April 29, 2013, between CST and Valero Energy Corporation (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
10.4	Employee Matters Agreement, dated April 29, 2013, between CST and Valero Energy Corporation (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
10.5
Branded Distributor Marketing Agreement, dated May 1, 2013, between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).*

10.6
Master Agreement, dated May 1, 2013, between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).*

10.7
Petroleum Product Sale Agreement, dated May 1, 2013, between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).*

10.8	Petroleum Product Supply Agreement, dated May 1, 2013, between CST Canada Co. and Ultramar Ltd. (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).*

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to CST's Current Report on Form 8-K filed on May 1, 2013).
10.10
Credit Agreement among CST, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein, dated as of March 20, 2013 (incorporated by reference to Amendment No. 4 to CST's Form 10 filed on April 4, 2013).

10.11+	CST Brands, Inc. 2013 Omnibus Stock Incentive Plan (incorporated by reference to Amendment No. 4 to CST's Form 10 filed on April 4, 2013).
10.12+	CST Brands, Inc. Short-Term Incentive Plan for Named Executive Officers (incorporated by reference to Amendment No. 4 to CST's Form 10 filed on April 4, 2013).
31.1	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
31.2	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.
32.1	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
32.2	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) principal financial officer.
101	Interactive Data Files

*
Certain terms, which are noted with “[*.*]”, have been redacted pursuant to a confidential treatment request. The redacted information has been separately provided to the Securities and Exchange Commission.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

/s/ Clayton E. Killinger
By:	Clayton E. Killinger
Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)
Dated: August 13, 2013