Form 10-Q
period 2013-09-30
CST Brands, Inc.
filed 2013-11-13
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of November 8, 2013 was 75,600,204.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CST BRANDS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$424	$61
Receivables, net of allowances of $1 and $2, respectively	190	134
Inventories	166	168
Deferred income taxes	10	13
Prepaid expenses and other	12	8
Total current assets	802	384
Property and equipment, at cost	1,943	1,863
Accumulated depreciation	(643)	(587)
Property and equipment, net	1,300	1,276
Goodwill and intangible assets, net	52	41
Deferred income taxes	98	—
Other assets, net	70	8
Total assets	$2,322	$1,709
LIABILITIES AND STOCKHOLDERS’ EQUITY / NET INVESTMENT
Current liabilities:
Current portion of debt and capital lease obligations	$32	$1
Accounts payable	82	95
Accounts payable to Valero	299	—
Dividends payable	5	—
Accrued expenses	59	40
Taxes other than income taxes	28	92
Income taxes payable	7	—
Total current liabilities	512	228
Debt and capital lease obligations, less current portion	1,016	4
Deferred income taxes	94	123
Other long-term liabilities	113	107
Total liabilities	1,735	462
Commitments and contingencies
Stockholders’ equity / net investment:
Common stock (250,000,000 shares authorized at $0.01 par value and 75,397,241 shares issued and outstanding at September 30, 2013)	1	—
Additional paid-in capital (APIC)	382	—
Net parent investment	—	1,082
Retained earnings	57	—
Accumulated other comprehensive income (AOCI)	147	165
Total stockholders’ equity / net investment	587	1,247
Total liabilities and stockholders’ equity / net investment	$2,322	$1,709

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues (a)	$3,316	$3,382	$9,715	9,939
Cost of sales	3,026	3,137	8,900	9,110
Gross margin	290	245	815	829
Operating expenses:
Operating expenses	169	168	489	484
General and administrative expenses	21	15	56	44
Depreciation, amortization and accretion expense	30	27	90	83
Asset impairments	2	—	2	—
Total operating expenses	222	210	637	611
Operating income	68	35	178	218
Other income, net	1	1	3	1
Interest expense	(10)	—	(17)	—
Income before income tax expense	59	36	164	219
Income tax expense	18	12	59	73
Net income	$41	$24	$105	$146
Earnings per common share
Basic earnings per common share	$0.55	$0.31	$1.39	$1.93
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397	75,397
Earnings per common share – assuming dilution
Diluted earnings per common share	$0.55	$0.31	$1.39	$1.93
Weighted-average common shares outstanding – assuming dilution (in thousands)	75,432	75,397	75,416	75,397

Supplemental information:
(a) Includes excise taxes of:	$482	$517	$1,447	$1,496
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$41	$24	$105	$146
Other comprehensive income (loss):
Foreign currency translation adjustment	12	13	(18)	14
Other comprehensive income (loss) before income taxes	12	13	(18)	14
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss)	12	13	(18)	14
Comprehensive income	$53	$37	$87	$160

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$105	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3	1
Depreciation, amortization and accretion expense	90	83
Asset impairments	2	—
Deferred income tax expense (benefit)	14	5
Changes in current assets and current liabilities	197	(1)
Other operating activities, net	(1)	3
Net cash provided by operating activities	410	237
Cash flows from investing activities:
Capital expenditures	(137)	(90)
Acquisitions	(6)	(61)
Proceeds from dispositions of property and equipment	1	2
Other investing activities, net	—	(2)
Net cash used in investing activities	(142)	(151)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—
Debt issuance and credit facility origination costs	(19)	—
Payments of capital lease obligations	(1)	(1)
Payments of long-term debt	(6)	—
Net transfers to Valero	(378)	(152)
Net cash provided by (used in) financing activities	96	(153)
Effect of foreign exchange rate changes on cash	(1)	—
Net increase (decrease) in cash	363	(67)
Cash at beginning of period	61	132
Cash at end of period	$424	$65

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(Millions of Dollars and Shares)
(Unaudited)

	Common Stock			Net Parent	Retained
	Shares	Par	APIC	Investment	Earnings	AOCI	Total
Balance as of December 31, 2012	—	$—	$—	$1,082	$—	$165	$1,247
Net income	—	—	—	43	62	—	105
Net transfers to Valero	—	—	—	(744)	—	—	(744)
Issuance of stock at the separation and distribution	75	1	(1)	—	—	—	—
Reclassification of net parent investment to APIC	—	—	381	(381)	—	—	—
Stock-based compensation expense	—	—	2	—	—	—	2
Dividends ($0.0625 per share)	—	—	—	—	(5)	—	(5)
Other comprehensive loss	—	—	—	—	—	(18)	(18)
Balance as of September 30, 2013	75	$1	$382	$—	$57	$147	$587

See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	THE SEPARATION AND DISTRIBUTION, BASIS OF PRESENTATION, CONCENTRATION RISK AND INTERIM FINANCIAL INFORMATION
The Separation and Distribution
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution (the “separation and distribution”) of its retail business resulting in a separate, publicly-traded company named CST Brands, Inc. (“CST”). In accordance with a separation and distribution agreement, the two companies were separated by Valero’s distributing to its stockholders 80% of the common stock of CST on May 1, 2013 (the “Distribution Date”). Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013 (the “Record Date”). Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. The remaining 20% of the common stock of CST was retained by Valero. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation and the distribution was filed by CST with the Securities and Exchange Commission (“SEC”) and was declared effective on April 11, 2013 (the “Form 10”). On May 2, 2013, CST stock began trading on the New York Stock Exchange (“NYSE”) under the “CST” stock symbol. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss was recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.
In connection with the separation and distribution, CST incurred an aggregate of $1.05 billion in new debt, consisting of: (i) $550 million aggregate principal amount of senior unsecured notes (the “notes”); and (ii) $800 million in senior secured credit facilities (the “credit facilities”), comprised of a $500 million term loan facility (the “term loan”) and a $300 million revolving credit facility (the “revolving credit facility”). We have no borrowings outstanding under the revolving credit facility as of the date of this filing; however, approximately $4 million of letters of credit have been issued under this facility. For more information on our indebtedness, see Note 8 to these condensed notes to consolidated and combined financial statements.
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
The separation and distribution was a taxable event in Canada and, as a result, the tax basis of certain assets and liabilities of our Retail–Canada segment were stepped up to their fair values. The historical book basis of those assets and liabilities, however, were not stepped-up because they were wholly owned by Valero and were transferred within the Valero consolidated group. As a result, we recognized a deferred tax asset of $115 million from the step-up in the tax basis of those assets and liabilities. During the third quarter of 2013, certain adjustments were made to true-up the differences between the book basis and the tax basis of certain assets and liabilities, which resulted in a $13 million reduction in this deferred tax asset and an offsetting reduction to APIC.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Also, we recorded $7 million of deferred tax expense related to the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return as a result of the separation and distribution.
CST was not responsible for any tax payments related to the separation and distribution in the U.S. and Canada.
On November 7, 2013, Valero and CST entered into an exchange agreement with a third party lender, pursuant to which such lender agreed to acquire the 13,112,564 of Valero’s shares of our common stock in exchange for the satisfaction and discharge of a portion of a short-term loan made by the lender to Valero. Concurrently therewith Valero, CST, the lender, and the several underwriters named therein entered into an underwriting agreement pursuant to which the shares exchanged pursuant to the exchange agreement were sold to the public. The exchange and the offering are expected to close on November 14, 2013. The underwriters and the lender have the option to purchase up to 1,966,884 additional shares of our common stock from Valero for a period of 30 days after the date of the exchange agreement and underwriting agreement. If the underwriters exercise such option, Valero will no longer own any of our common stock.
Basis of Presentation
CST was incorporated in November 2012. In connection with its incorporation, CST issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. CST was formed solely in contemplation of the separation and distribution and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
Prior to the separation and distribution, these financial statements reflect the combined historical financial position, results of operations and cash flows of Valero’s retail business in the U.S. and Canada that were owned by direct and indirect wholly-owned subsidiaries of Valero, including an allocable portion of Valero’s corporate costs. The transfer of the assets (including the equity interests of certain Valero subsidiaries), liabilities and operations of Valero’s retail business into CST occurred on May 1, 2013. However, for ease of reference, these consolidated and combined financial statements are referred to as those of CST. Unless otherwise stated or the context otherwise indicates, all references in these consolidated and combined financial statements to “us,” “our,” or “we” mean CST.
We operate in two segments: Retail–U.S. and Retail–Canada. Neither of our segments carried out transactions with the other during the periods presented; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the consolidation or combination of these operations.
The unaudited combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada were combined for all periods prior to the separation and distribution. The assets and liabilities in the combined balance sheet have been reflected on a historical cost basis, as immediately prior to the separation and distribution. All of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group. The combined statements of income prior to the separation and distribution also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and information technology (“IT”). These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Subsequent to the separation and distribution, Valero continues to perform certain of these corporate functions on our behalf, for which we are charged a fee, in accordance with the Transition Services Agreements. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone, publicly-traded company during the combined periods presented and may not reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone, publicly-traded company during the combined periods presented. Actual costs that would have been incurred if we had operated as a stand-alone, publicly-traded company during the combined periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.
Prior to the separation and distribution, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us. Cash presented on

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The consolidated financial statements reflect our financial results for all periods subsequent to the separation and distribution while the combined financial statements reflect our financial results for all periods prior to the separation and distribution. Accordingly:

•
Our consolidated statement of income and comprehensive income for the three months ended September 30, 2013, consists of the consolidated results of CST. Our consolidated and combined statement of income and comprehensive income for the nine months ended September 30, 2013, consists of the consolidated results of CST for the five months ended September 30, 2013 and of the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of income and comprehensive income for the three and nine months ended September 30, 2012 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated balance sheet at September 30, 2013, consists of the consolidated balances of CST, while our combined balance sheet at December 31, 2012 consists of the combined balances of Valero’s retail business.

•
Our consolidated and combined statement of cash flows for the nine months ended September 30, 2013, consists of the consolidated results of CST for the five months ended September 30, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statement of cash flows for the nine months ended September 30, 2012 consists entirely of the combined results of Valero’s retail business.

•
Our consolidated and combined statement of changes in stockholders’ equity for the nine months ended September 30, 2013, consists of the consolidated results of CST for the five months ended September 30, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013.

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
Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

unless disclosed otherwise. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the combined financial statements and notes thereto included in the Form 10. Financial information for the three and nine months ended September 30, 2013 and 2012 included in these condensed notes to consolidated and combined financial statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
We have not presented pro forma results of operations for the three and nine months ended September 30, 2012 because this acquisition was not material to our results of operations.
During 2013, we acquired one new company operated site and converted four dealer/agent sites to company operated sites in our Retail–Canada segment for $6 million.

3.	ASSET IMPAIRMENTS
Our retail sites are the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of long-lived assets. Cash flows from each retail site vary from year to year and as a result, we identified and recorded asset impairments during the three months ended September 30, 2013 as changes in market demographics, traffic patterns, competition and other factors impacted the overall operations of certain of our individual retail sites.
For each retail site where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the retail site’s carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these retail sites to measure the impairment. To estimate the fair value of our retail sites, we used an income approach reflecting internally developed cash flows that included, among other things, our expectations of future cash flows based on sales volume, gross margins and operating expenses.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

As a result of our impairment evaluation process, we concluded that certain retail sites in our Retail–U.S. segment were impaired. The aggregate carrying values, estimated fair values and asset impairments for these sites were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Carrying values	$3	$3
Less: Estimated fair values	(1)	(1)
Asset impairments	$2	$2
We did not record any asset impairments in our Retail–Canada segment during the first nine months of 2013. We did not record any asset impairments in our Retail–U.S. segment or our Retail–Canada segment in 2012.

4.	EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods in which such effect is dilutive.
On May 1, 2013, 75,397,241 shares of our common stock were distributed to Valero’s stockholders and Valero in conjunction with the separation and distribution. For comparative purposes, and to provide a more meaningful calculation of earnings per share, we have assumed this amount to be outstanding during each period prior to the separation and distribution presented in the calculation of weighted-average shares outstanding.
The following table provides a reconciliation of basic and diluted earnings per common share computations for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per common share:
Net income attributable to stockholders	$41	$24	$105	$146
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397	75,397
Total earnings per share	$0.55	$0.31	$1.39	$1.93

Earnings per common share - assuming dilution:
Net income attributable to stockholders	$41	$24	$105	$146
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397	75,397
Common equivalent shares:
Restricted stock (in thousands)	35	—	19	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,432	75,397	75,416	75,397
Earnings per common shares - assuming dilution	$0.55	$0.31	$1.39	$1.93

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Excluded from the calculation of shares used in the diluted earnings per share calculation for the three and nine months ended September 30, 2013 are 234,106 and 123,072 of weighted-average anti-dilutive options, respectively. Excluded from the calculation of shares used in the diluted earnings per share calculation for the three months ended September 30, 2013 are 1,155 of weighted-average anti-dilutive restricted shares. There were no anti-dilutive restricted shares for the nine months ended September 30, 2013.
No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the separation and distribution. Therefore, there are no stock-based awards included in the calculation of shares used in the diluted earnings per share prior to the separation and distribution.

5.	INVENTORIES
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
Convenience store merchandise	$109	$111
Motor fuel (at LIFO)	56	56
Supplies	1	1
Inventories	$166	$168
As of September 30, 2013 and December 31, 2012, the replacement cost (market value) of motor fuel inventories exceeded their LIFO carrying amounts by approximately $56 million.

6.	INCOME TAXES
Our effective income tax rate for the three and nine months ended September 30, 2013 was 31% and 36%, respectively, compared with 33% for the corresponding periods of 2012. The effective tax rate differs from the federal statutory rate of 35% primarily due to state income taxes and the impact of foreign operations. Also impacting our effective tax rate for the first nine months of 2013 was $7 million of deferred tax expense resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return as a result of the separation and distribution. This $7 million deferred tax item represented a 4% component of the effective rate for the nine months ended September 30, 2013.
The provision for income taxes for periods prior to the separation and distribution were computed as if we were a stand-alone company.

7.	COMMITMENTS AND CONTINGENCIES
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

8.	DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	September 30,	December 31,
	2013	2012
5.0% senior notes due 2023	$550	$—
Term loan due 2018 (effective rate of 1.93% at September 30, 2013)	494	—
Capital leases	4	5
Total debt and capital leases outstanding	1,048	5
Less current portion	(32)	(1)
Debt and capital leases, less current portion	$1,016	$4

Availability under the revolving credit facility (expires 2018):
Total available credit facility limit	$300	$—
Letters of credit outstanding	(4)	—
Maximum leverage ratio constraint (a)	—	—
Total available and undrawn	$296	$—

(a)
Our credit facility contains a maximum lease adjusted leverage ratio of 3.75 to 1.00, and as such the amount that we can borrow under the revolving credit facility could potentially be constrained. As of September 30, 2013, our lease adjusted leverage ratio was 2.95; resulting in no additional constraint to the amount we could borrow under the revolving credit facility.

In connection with the issuance of our new long-term debt, we incurred debt issuance and credit facility origination costs of $19 million, which are being amortized into interest expense using the effective interest method over the terms of the associated notes and credit facilities.
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
If we sell certain assets and do not repay certain debt or reinvest the proceeds of such sales within certain periods of time, we will be required to use such proceeds to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Upon the occurrence of certain specific change of control events, we will be required to offer to repurchase all outstanding notes at 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

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
The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In connection with the offering of the notes, we entered into a registration rights agreement pursuant to which we and the guarantors of the notes agree to register substantially identical exchange notes under the Securities Act and permit holders to exchange the notes for the registered exchange notes. On November 8, 2013, we commenced such an exchange offer pursuant to an effective registration statement. In the exchange offer, we will exchange all outstanding notes that are validly tendered and not validly withdrawn prior to the expiration of the exchange offer with new notes with substantially identical terms. The exchange offer will expire at 5:00 p.m., New York City time, on December 11, 2013, unless we extend the offer.
Credit Facilities
Our credit facilities provide for an aggregate amount of $800 million in financing, with a final maturity date on May 1, 2018, consisting of the following:

•	a term loan facility in an aggregate principal amount of $500 million; and

•	a revolving credit facility in an aggregate principal amount of up to $300 million.
The credit facilities are guaranteed by our domestic subsidiaries and secured by security interests and liens on substantially all of our domestic subsidiaries’ assets, including 100% of the capital stock of our domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting equity interests of material, first-tier, foreign subsidiaries, subject to certain customary exceptions. The credit facilities have, among others, the following terms:

•
subject to exclusions, mandatory prepayments with the net cash proceeds of certain asset sales, insurance proceeds or condemnation awards, the incurrence of certain indebtedness and our excess cash flow (as defined in the credit agreement);

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on us and our guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
financial covenants (as defined in the agreement governing the credit facilities) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of September 30, 2013, our lease adjusted leverage ratio and fixed charge coverage ratio were 2.95 and 4.93, respectively.

Borrowings under our credit facilities bear interest at the “London Interbank Offered Rate” (“LIBOR”) plus a margin, or an alternate base rate as defined under the agreement, plus a margin. Initially, all LIBOR loans have an applicable interest rate margin of 1.75%, and all alternate base rate loans have an applicable interest rate margin of 0.75%. Future interest rate margins will increase or decrease based on our leverage ratio as prescribed under the credit agreement governing the credit facilities. The revolving credit facility provides for customary fees, including commitment fees and other fees.
Outstanding borrowings under our term loan facility are LIBOR loans bearing interest at 1.93% (LIBOR plus 1.75%) as of September 30, 2013.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

We are required to make principal payments on the term loan in accordance with an amortization schedule as follows (in millions):

Years Ending December 31,	Total Principal to be Repaid
2013 (remainder)	$6
2014	34
2015	47
2016	69
2017	75
2018	263
Total	$494
The aggregate fair value and carrying amount of the notes and term loan at September 30, 2013 was $1.01 billion and $1.04 billion, respectively. The fair value of our debt is determined primarily using the market approach based on quoted prices provided by third-party brokers and vendor pricing services, but are not exchange-traded. These quoted prices are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures.

9.	RELATED-PARTY TRANSACTIONS
Purchased Motor Fuel
Motor fuel purchased by us from Valero is recorded as a component of cost of sales based on price formulas that vary from terminal to terminal. The actual prices we pay typically change daily, based on market fluctuations of wholesale motor fuel in the geographic locations where we purchase our motor fuel for resale.
Under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we purchase a substantial portion of our motor fuel from Valero at “per-terminal,” market-based prices. The pricing formulas under our supply agreements changed effective January 1, 2013 and our cost of sales increased as a result of differences in price formulas from those historically charged prior to the separation and distribution. These differences in price formulas increased our cost of sales $2 million and $1 million in Retail–U.S. and Retail–Canada, respectively, during the three months ended September 30, 2013, and $6 million and $7 million in Retail–U.S. and Retail–Canada, respectively, during the nine months ended September 30, 2013. In addition, the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada differ from our arrangements prior to the separation and distribution by providing for payment terms of “net 10” days after taking title to the motor fuel versus “on delivered” payment. These new payment terms became effective at the time of the separation and distribution. Primarily as a result of this change in payment terms, our cash increased by $299 million during the nine months ended September 30, 2013 related to our “Accounts payable to Valero.”
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Certain corporate functions
As discussed in Note 1, certain corporate functions performed by Valero on our behalf prior to the separation and distribution were charged to us based primarily on specific identification of time and/or activities associated with CST, employee headcount or capital expenditures. We recorded these corporate allocations as a component of general and administrative expenses in the consolidated and combined statements of income.
Transition services agreements
In connection with the separation and distribution, we entered into two Transition Services Agreements: one between CST and Valero and one between our Canadian subsidiary and Valero. The Transition Services Agreements set forth the terms on which Valero provides to us, and we provide to Valero, on a temporary basis, certain services or functions that the companies historically have shared. Transition services include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, legal support services, IT and network infrastructure systems and various other support and corporate services. The Transition Services Agreements provide for the provision of specified transition services generally for a period of up to eighteen months, on a cost or a cost-plus basis. We record the fee Valero charges us for these services as a component of general and administrative expenses.
We believe that the operating expenses and general and administrative expenses charged to us under the Transition Services Agreements or allocated to us and included in the accompanying consolidated and combined statements of income were a reasonable approximation of the costs related to CST’s operations. However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not exist. For purposes of these financial statements, payables and receivables related to transactions between us and Valero, prior to the separation and distribution, are included as a component of the net parent investment. Subsequent to the separation and distribution, payables and receivables between us and Valero are shown as “Accounts Payable to Valero” on our consolidated balance sheet.
The following table reflects significant transactions with Valero (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$2,683	$2,817	$7,971	$8,207
Operating expenses	—	11	14	32
General and administrative expenses	1	9	13	26
We did not have any other significant transactions with any related parties.
Net Parent Company Investment
The following is a reconciliation of amounts presented as “Net transfers to Valero” on the consolidated and combined statement of stockholders’ equity and “Net transfers to Valero” on the consolidated and combined statement of cash flows for the nine months ended September 30, 2013 (in millions):

Net transfers to Valero per the consolidated and combined statement of stockholders’ equity	$(744)
Non-cash adjustments:
Net transfers of assets and liabilities with Valero	366
Net transfers to Valero per the consolidated and combined statements of cash flows	$(378)
During the third quarter of 2013, certain adjustments were made to true-up the differences between the book basis and the tax basis of certain assets and liabilities, which resulted in a $13 million decline to APIC as discussed in Note 1.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION
Our operations include (i) the sale of motor fuel at convenience stores, dealer/agent sites and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers.
We have two reportable segments: Retail–U.S. and Retail–Canada. The Retail–U.S. segment includes convenience stores located in the United States. The Retail–Canada segment includes convenience stores, dealer/agent sites, cardlock sites and heating oil operations located in Canada. Operating revenues from our heating oil business were less than 5% of our consolidated operating revenues for the three and nine months ended September 30, 2013 and have been included within the Retail–Canada segment information.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. Performance is evaluated based on operating income. There are no intersegment revenues. No single customer accounted for more than 10% of our consolidated and combined operating revenues.
The following table reflects activity related to our reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues
Retail–U.S.	$2,013	$2,046	$5,948	$5,994
Retail–Canada	1,303	1,336	3,767	3,945
Total	$3,316	$3,382	$9,715	$9,939
Gross Margin
Retail–U.S.	$192	$151	519	$522
Retail–Canada	98	94	296	307
Total	$290	$245	$815	$829
Depreciation, amortization and accretion expense
Retail–U.S.	$21	$19	$63	$57
Retail–Canada	9	8	27	26
Total	$30	$27	$90	$83
Operating income (loss)
Retail–U.S.	$61	$26	$147	$165
Retail–Canada	28	24	87	97
General and administrative expense	(21)	(15)	(56)	(44)
Total	$68	$35	$178	$218
Income before income taxes
Operating income	$68	$35	$178	$218
Other income, net	1	1	3	1
Interest expense	(10)	—	(17)	—
Income before income tax expense	$59	$36	$164	$219
Capital expenditures
Retail–U.S.	$37	$33	$115	$68
Retail–Canada	10	11	22	22
Total	$47	$44	$137	$90

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Operating revenues for our principal products were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Motor fuel sales	$2,798	$2,873	$8,140	$8,363
Merchandise sales	413	399	1,164	1,130
Other	105	110	411	446
Total operating revenues	$3,316	$3,382	$9,715	$9,939
Other operating revenues are derived from our Canadian heating oil business as well as revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
U.S.	$985	$938
Canada	367	379
Total long-lived assets	$1,352	$1,317
Total assets by reportable segment were as follows (in millions):

	September 30,	December 31,
	2013	2012
Retail–U.S.	$1,499	$1,154
Retail–Canada	791	555
Corporate	32	—
Total assets	$2,322	$1,709

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
(Increase) decrease in current assets:
Receivables, net	$(61)	$(21)
Inventories	1	9
Prepaid expenses and other	(4)	3
Increase (decrease) in current liabilities:
Accounts payable	1	1
Accounts payable to Valero	299	—
Accrued expenses	15	(5)
Taxes other than income taxes	(61)	12
Income taxes payable	7	—
Changes in current assets and current liabilities	$197	$(1)
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

We made interest payments of $5 million for the nine months ended September 30, 2013. We issued the notes to Valero in connection with the separation and distribution and Valero transferred the notes to a third-party lender to satisfy certain of Valero’s then-outstanding debt obligations. As a result, we did not receive cash proceeds related to the notes.
We issued 75,397,241 shares of our common stock to Valero, 80% of which were distributed to Valero’s stockholders and 20% of which were retained by Valero, in connection with the separation and distribution. As a result, we did not receive cash proceeds from the issuance of our common stock.
There were no significant interest payments, noncash investing or financing activities for the nine months ended September, 2012.
As consolidated subsidiaries of Valero, our financial results were included in the U.S. and Canada consolidated tax returns of Valero. As such, with the exception of certain states, we did not make cash tax payments directly to taxing jurisdictions; rather, our share of Valero’s tax payments were reflected as changes in “Net parent investment.” Direct cash payments for income taxes were $13 million during the nine months ended September 30, 2013. There were no significant direct cash payments for income taxes made during the nine months ended September 30, 2012.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

12.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Goodwill	$18	$—
Intangible assets:
Customer lists and other	122	127	$(88)	$(86)
Total	$140	$127	$(88)	$(86)
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
In performing our annual impairment analysis, ASC 350–20, Intangibles–Goodwill and Other, allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
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

13.	EQUITY
Share Activity
As of September 30, 2013, a total of 250 million shares of common stock, $0.01 par value, were authorized, of which 75,397,241 were issued and outstanding.
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
In anticipation of the distribution, Valero, as sole stockholder of CST, and the CST Board of Directors approved the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “Plan”). The Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted stock shares, other stock-based awards and cash awards to CST officers, directors and certain other employees. The Plan provided a pool of shares representing 10% of CST common stock issued and outstanding immediately following the separation and the distribution, or approximately 7.5 million shares of our common stock. We have granted the following stock-based awards under the Plan:

	Actual Number of Awards	Weighted-Average Grant-Date Fair Value
Stock options	238,060	$11.83
Restricted stock	203,043	$29.72
As of September 30, 2013, there were approximately 7.1 million shares available for grant under the Plan.
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of each vesting tranche. We record stock-based compensation as components of operating expenses and administrative expenses in the consolidated and combined statements of income. We recognized $1 million of stock-based compensation during the three months ended September 30, 2013. We recognized $3 million of stock-based compensation during the nine months ended September 30, 2013, including the $1 million allocated to us by Valero.
Stock Options
Stock options granted under the Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of the common stock on the date of grant. Market value is defined by the Plan as the mean of the highest and lowest prices per share of our stock on the New York Stock Exchange on the date of grant. The weighted-average exercise price of stock options granted under the Plan was $29.84.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the exercise price and market value on the date of grant, and assumptions, including term, stock price volatility, risk-free interest rate and dividend yield. Expected term was estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term due to the lack of prior grant history and a relatively small number of recent expected life assumptions available from our peers. Expected stock price volatility was based on the weighted average of our peer group’s median implied volatility, our own mean reversion volatility, and the median of our peer group’s most recent volatilities over the expected term. The risk-free interest rate was based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. The risk free rate was calculated by interpolating between the published 5-year and 7-year U.S. Treasury spot rates. The expected dividend yield was based on the market value of the common stock on the date of grant (as defined by the Plan) and assumed future annual dividends over the expected term.
As of September 30, 2013, there was $2 million of unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards
Restricted stock awards granted under the Plan vest under one of the following schedules:

•	in full on the first anniversary of their date of grant;

•	in full on the third anniversary of their date of grant; or

•	in three equal increments on the first, second and third anniversaries of their date of grant.
The fair value of each share of restricted stock is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the NYSE on the date of grant. As of September 30, 2013, there was $5 million of unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from foreign currencies (the Canadian dollar) that fluctuate in value compared to the U.S. dollar. Changes in foreign currency translation adjustment were as follows for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Balance at the beginning of the period	$135	$165
Other comprehensive income (loss) before reclassifications	12	(18)
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive income (loss)	12	(18)
Balance at the end of the period	$147	$147
14. FAIR VALUE MEASUREMENTS
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

During the nine months ended September 30, 2013, there were no transfers between the fair value hierarchy levels.
We do not have any financial instruments measured at fair value on our balance sheets for any of the years presented. Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values (Level 1). These instruments include cash, accounts receivable, our credit facilities and trade payables. The fair value disclosure related to our debt is located in Note 8.
Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in our balance sheets. U.S. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values on a recurring basis. However, U.S. GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment or goodwill. In addition, if such an event occurs, U.S. GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.
Nonrecurring Fair Value Measurements
The fair value disclosure related to our 2012 acquisition of Crackerbox is located in Note 2.
As discussed in Note 3, we concluded that certain of our U.S. retail sites were impaired as of September 30, 2013. To estimate fair value of the retail sites, we used an income approach reflecting internally developed discounted cash flows that included, among other things, our expectations of future cash flows based on sales volume, gross margins and operating expenses.
The table below presents the fair value of our nonfinancial assets measured on a nonrecurring basis during the three months ended September 30, 2013, and categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2013 (in millions):

Total Loss
	Fair Value Measurements Using				Recognized
	Quoted	Significant		Total	During the
	Prices in	Other	Significant	Fair Value	Three Months
	Active	Observable	Unobservable	as of	Ended
	Markets	Inputs	Inputs	September 30,	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013	2013
Property and equipment	$—	$—	$1	$1	$2
15. GUARANTOR SUBSIDIARIES
CST’s wholly-owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of CST. The following consolidating and combining schedules present financial information on a consolidated and combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(f):

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS
(Unaudited, Millions of Dollars)

	September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$261	$163	$—	$424
Receivables, net	—	92	98	—	190
Inventories	—	122	44	—	166
Deferred income taxes	—	1	9	—	10
Prepaid expenses and other	—	5	7	—	12
Total current assets	—	481	321	—	802
Property and equipment, at cost	—	1,445	498	—	1,943
Accumulated depreciation	—	(480)	(163)	—	(643)
Property and equipment, net	—	965	335	—	1,300
Goodwill and intangible assets, net	—	20	32	—	52
Investment in subsidiaries	1,659	—	—	(1,659)	—
Deferred income taxes	—	—	98	—	98
Other assets, net	32	33	5	—	70
Total assets	$1,691	$1,499	$791	$(1,659)	$2,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$31	$1	$—	$—	$32
Accounts payable	—	49	33	—	82
Accounts payable to Valero	(1)	175	125	—	299
Dividends payable	5	—	—	—	5
Accrued expenses	11	26	22	—	59
Taxes other than income taxes	—	25	3	—	28
Income taxes payable	—	1	6	—	7
Total current liabilities	46	277	189	—	512
Debt and capital lease obligations, less current portion	1,013	3	—	—	1,016
Deferred income taxes	—	92	2	—	94
Intercompany payables (receivables)	30	(30)	—	—	—
Other long-term liabilities	15	69	29	—	113
Total liabilities	1,104	411	220	—	1,735
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1
APIC	382	1,037	541	(1,578)	382
Retained earnings	57	51	30	(81)	57
AOCI	147	—	—	—	147
Total stockholders’ equity	587	1,088	571	(1,659)	587
Total liabilities and stockholders’ equity	$1,691	$1,499	$791	$(1,659)	$2,322

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
ASSETS
Current assets:
Cash	$—	$44	$17	$—	$61
Receivables, net	—	41	93	—	134
Inventories	—	121	47	—	168
Deferred income taxes	—	4	9	—	13
Prepaid expenses and other	—	3	5	—	8
Total current assets	—	213	171	—	384
Property and equipment, at cost	—	1,371	492	—	1,863
Accumulated depreciation	—	(435)	(152)	—	(587)
Property and equipment, net	—	936	340	—	1,276
Intangible assets, net	—	2	39	—	41
Other assets, net	—	3	5	—	8
Total assets	$—	$1,154	$555	$—	$1,709
LIABILITIES AND NET INVESTMENT
Current liabilities:
Current portion of capital lease obligations	$—	$1	$—	$—	$1
Accounts payable	—	52	43	—	95
Accrued expenses	—	22	18	—	40
Taxes other than income taxes	—	22	70	—	92
Income taxes payable	—	—	—	—	—
Total current liabilities	—	97	131	—	228
Capital lease obligations, less current portion	—	4	—	—	4
Deferred income taxes	—	110	13	—	123
Other long-term liabilities	—	77	30	—	107
Total liabilities	—	288	174	—	462
Commitments and contingencies	—	—	—	—	—
Net investment:
Net parent investment	—	866	216	—	1,082
AOCI	—	—	165	—	165
Total net investment	—	866	381	—	1,247
Total liabilities and net investment	$—	$1,154	$555	$—	$1,709

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, Millions of Dollars)

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$2,013	$1,303	$—	$3,316
Cost of sales	—	1,821	1,205	—	3,026
Gross margin	—	192	98	—	290
Operating expenses:
Operating expenses	—	108	61	—	169
General and administrative expenses	1	15	5	—	21
Depreciation, amortization and accretion expense	—	21	9	—	30
Asset impairments	—	2	—	—	2
Total operating expenses	1	146	75	—	222
Operating income	(1)	46	23	—	68
Other income, net	—	—	1	—	1
Interest expense	(10)	—	—	—	(10)
Equity in earnings of subsidiaries	52	—	—	(52)	—
Income before income tax expense	41	46	24	(52)	59
Income tax expense	—	13	5	—	18
Net income	41	33	19	(52)	41
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$12	$—	$—	$—	$12
Comprehensive income	$53	$33	$19	$(52)	$53

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, Millions of Dollars)

	Three Months Ended September 30, 2012
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating revenues	$2,046	$1,336	$3,382
Cost of sales	1,895	1,242	3,137
Gross margin	151	94	245
Operating expenses:
Operating expenses	106	62	168
General and administrative expenses	11	4	15
Depreciation, amortization and accretion expense	19	8	27
Total operating expenses	136	74	210
Operating income	15	20	35
Other income, net	1	—	1
Interest expense	—	—	—
Equity in earnings of subsidiaries	—	—	—
Income before income tax expense	16	20	36
Income tax expense	7	5	12
Net income	9	15	24
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$—	$13	$13
Comprehensive income	$9	$28	$37

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, Millions of Dollars)

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating revenues	$—	$5,948	$3,767	$—	$9,715
Cost of sales	—	5,429	3,471	—	8,900
Gross margin	—	519	296	—	815
Operating expenses:
Operating expenses	—	307	182	—	489
General and administrative expenses	2	42	12	—	56
Depreciation, amortization and accretion expense	—	63	27	—	90
Asset impairments	—	2	—	—	2
Total operating expenses	2	414	221	—	637
Operating income	(2)	105	75	—	178
Other income, net	—	—	3	—	3
Interest expense	(17)	—	—	—	(17)
Equity in earnings of subsidiaries	81	—	—	(81)	—
Income before income tax expense	62	105	78	(81)	164
Income tax expense	—	38	21	—	59
Net income	62	67	57	(81)	105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(18)	$—	$—	$—	$(18)
Comprehensive income	$44	$67	$57	$(81)	$87

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, Millions of Dollars)

	Nine Months Ended September 30, 2012
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating revenues	$5,994	$3,945	$9,939
Cost of sales	5,472	3,638	9,110
Gross margin	522	307	829
Operating expenses:
Operating expenses	300	184	484
General and administrative expenses	32	12	44
Depreciation, amortization and accretion expense	57	26	83
Operating expenses	389	222	611
Operating income	133	85	218
Other income, net	—	1	1
Interest expense	—	—	—
Income before income tax expense	133	86	219
Income tax expense	50	23	73
Net income	83	63	146
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$—	$14	$14
Comprehensive income	$83	$77	$160

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
(Unaudited, Millions of Dollars)

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Cash flows from operating activities:
Net income	$62	$67	$57	$(81)	$105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	3	—	—	3
Depreciation, amortization and accretion expense	—	63	27	—	90
Asset impairments	—	2	—	—	2
Deferred income tax expense	—	26	(12)	—	14
Changes in current assets and current liabilities	15	129	53	—	197
Equity in earnings of subsidiaries	(81)	—	—	81	—
Other operating activities, net	—	(1)	—	—	(1)
Net cash provided by (used in) operating activities	(4)	289	125	—	410
Cash flows from investing activities:
Capital expenditures	—	(115)	(22)	—	(137)
Acquisition	—	—	(6)	—	(6)
Proceeds from dispositions of property and equipment	—	—	1	—	1
Other investing activities, net	—	—	—	—	—
Net cash used in investing activities	—	(115)	(27)	—	(142)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	—	500
Debt issuance and credit facility origination costs	(19)	—	—	—	(19)
Intercompany funding	29	(29)	—	—	—
Payments of capital lease obligations	—	(1)	—	—	(1)
Payments on long-term debt	(6)	—	—	—	(6)
Net transfers (to)/from Valero	(500)	73	49	—	(378)
Net cash provided by financing activities	4	43	49	—	96
Effect of foreign exchange rate changes on cash	—	—	(1)	—	(1)
Net increase in cash	—	217	146	—	363
Cash at beginning of year	—	44	17	—	61
Cash at end of period	$—	$261	$163	$—	$424

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF CASH FLOWS
(Unaudited, Millions of Dollars)

	Nine Months Ended September 30, 2012
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net income	$83	$63	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1	—	1
Depreciation, amortization and accretion expense	57	26	83
Deferred income tax expense (benefit)	(1)	6	5
Changes in current assets and current liabilities	(13)	12	(1)
Other operating activities, net	2	1	3
Net cash provided by operating activities	129	108	237
Cash flows from investing activities:
Capital expenditures	(68)	(22)	(90)
Acquisitions	(61)	—	(61)
Proceeds from dispositions of property and equipment	1	1	2
Other investing activities, net	(1)	(1)	(2)
Net cash used in investing activities	(129)	(22)	(151)
Cash flows from financing activities:
Payments of capital lease obligations	(1)	—	(1)
Net transfers to Parent	(62)	(90)	(152)
Net cash used in financing activities	(63)	(90)	(153)
Effect of foreign exchange rate changes on cash	—	—	—
Net decrease in cash	(63)	(4)	(67)
Cash at beginning of year	116	16	132
Cash at end of period	$53	$12	$65

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENT OF CHANGES IN EQUITY
(Unaudited, Millions of Dollars)

	Common Stock					APIC
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—	—	—	—
Net transfers to Valero	—	—	—	—	—	—	—	—	—	—
Issuance of stock at the separation and distribution	1	—	—	—	1	(1)		—	—	(1)
Reclassification of net parent investment to APIC	—	—	—	—	—	381	1,037	554	(1,591)	381
Stock-based compensation expense	—	—	—	—	—	2	—	—	—	2
Dividends	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(13)	13	—
Balance as of September 30, 2013	$1	$—	$—	$—	$1	$382	$1,037	$541	$(1,578)	$382

	Net Parent Investment					Retained Earnings
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance as of December 31, 2012	$—	$866	$216	$—	$1,082	$—	$—	$—	$—	$—
Net income	—	16	27	—	43	62	51	30	(81)	62
Net transfers to Valero	381	155	311	(1,591)	(744)	—	—	—	—	—
Issuance of stock at the separation and distribution	—	—	—		—	—	—	—	—	—
Reclassification of net parent investment to APIC	(381)	(1,037)	(554)	1,591	(381)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2013	$—	$—	$—	$—	$—	$57	$51	$30	$(81)	$57

	AOCI					Total
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance as of December 31, 2012	$—	$—	$165	$—	$165	$—	$866	$381	$—	$1,247
Net income	—	—	—	—	—	62	67	57	(81)	105
Net transfers to Valero	—	—	—	—	—	381	155	311	(1,591)	(744)
Issuance of stock at the separation and distribution	—	—	—	—	—	—	—	—	—	—
Reclassification of net parent investment to APIC	165	—	(165)	—	—	165	—	(165)	—	—
Stock-based compensation expense	—	—	—	—	—	2	—	—	—	2
Dividends	—	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive loss	(18)	—	—	—	(18)	(18)	—	(13)	13	(18)
Balance as of September 30, 2013	$147	$—	$—	$—	$147	$587	$1,088	$571	$(1,659)	$587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q including, without limitation, our discussion below under the heading “Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involved assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	competitive pressures from convenience stores, filling stations and other non-traditional retailers located in our markets;

•	volatility and seasonality in crude oil, wholesale petroleum costs and motor fuel sales;

•	increasing consumer preferences for alternative motor fuel and improvements in fuel efficiency;

•	the operation of our retail sites in close proximity to stores of Valero’s other branded wholesale customers;

•	seasonal trends in the retail industry;

•	severe or unfavorable weather conditions;

•	fluctuations in the exchange rate between the U.S. and Canadian currencies;

•	inability to build or acquire and successfully integrate new retail sites;

•	our ability to comply with federal, provincial and state regulations, including those related to environmental matters and the sale of alcohol and cigarettes and employment laws and health benefits;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, labor strikes or otherwise;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer or other litigation;

•	wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dependence on Valero for motor fuel;

•	dependence on suppliers for credit terms;

•	dependence on senior management and the ability to attract qualified employees;

•	acts of war and terrorism;

•	political conditions in oil producing regions and global demand for oil;

•	dependence on our information technology systems (“IT”) and maintaining data security;

•	changes in accounting standards, policies or estimates;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•
the impact of the separation and distribution and risks relating to our ability to operate effectively as an independent, publicly traded company, including any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	changes in our cost structure, management, financing and business operations;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	any failure to fully and/or timely achieve the expected benefits of the separation and distribution;

•	a determination by the IRS that the distribution or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form S-1, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this document are made as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Executive Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of CST Brands, Inc. (“CST”). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our Form 10. Our Form 10 contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.
CST is one of the largest independent retailers of motor fuel and convenience merchandise items in the U.S. and eastern Canada. Our operations include (i) the sale of motor fuel at convenience stores, dealer/agent sites and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers.
We have two operating segments:

•	Retail–U.S.—As of September 30, 2013, we had 1,041 convenience stores located in Arkansas, Arizona, California, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Wyoming; and

•	Retail–Canada—As of September 30, 2013, we had 840 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec.
Overview of the Separation from Valero
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution of its retail business resulting in a separate, publicly traded company named CST Brands, Inc. In accordance with a separation and distribution agreement, the two companies were separated by Valero distributing to its stockholders 80% of the common stock of CST on May 1, 2013. Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. The remaining 20% of the common stock of CST was retained by Valero. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss was recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets (including the equity interests of certain Valero subsidiaries) and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.
On November 7, 2013, Valero and CST entered into an exchange agreement with a third party lender, pursuant to which such lender agreed to acquire the 13,112,564 of Valero’s shares of our common stock in exchange for the satisfaction and discharge of a portion of a short-term loan made by the lender to Valero. Concurrently therewith Valero, CST, the lender, and the several underwriters named therein entered into an underwriting agreement pursuant to which the shares exchanged pursuant to the exchange agreement were sold to the public. The exchange and the offering are expected to close on November 14, 2013. The underwriters and the lender have the option to purchase up to 1,966,884 additional shares of our common stock from Valero for a period of 30 days after the date of the exchange agreement and underwriting agreement. If the underwriters exercise such option, Valero will no longer own any of our common stock.
Basis of Presentation
CST was incorporated in November 2012 and, in connection with its incorporation, CST issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. CST was formed solely in contemplation of the separation and distribution and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.

The unaudited consolidated and combined financial statements included elsewhere in this Form 10-Q have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the combined financial statements and notes thereto included in the Form 10.
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
The combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada were combined for all periods prior to the separation and distribution. The assets and liabilities in the combined balance sheets have been reflected on a historical cost basis, as immediately prior to the separation and distribution, and all of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group. The combined statements of income prior to the separation and distribution also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and IT. These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Subsequent to the separation and distribution, Valero continues to perform certain of these corporate functions on our behalf, for which we are charged a fee, in accordance with the Transition Services Agreements. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone, publicly-traded company during the combined periods presented and may not reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone, publicly-traded company during the combined periods presented. Actual costs that would have been incurred if we had operated as a stand-alone, publicly-traded company during all periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.
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
The consolidated financial statements reflect our financial results for all periods subsequent to the separation and distribution while the combined financial statements reflect our financial results for all periods prior to the separation and distribution. Accordingly:

•
Our consolidated statement of income and comprehensive income for the three months ended September 30, 2013, consists of the consolidated results of CST. Our consolidated and combined statement of income and comprehensive income for the nine months ended September 30, 2013, consists of the consolidated results of CST for the five months ended September 30, 2013 and of the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of income and comprehensive income for the three and nine months ended September 30, 2012 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated balance sheet at September 30, 2013, consists of the consolidated balances of CST, while our combined balance sheet at December 31, 2012 consists of the combined balances of Valero’s retail business.

•
Our consolidated and combined statement of cash flows for the nine months ended September 30, 2013, consists of the consolidated results of CST for the five months ended September 30, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statement of cash flows for the nine months ended September 30, 2012, consists entirely of the combined results of Valero’s retail business.

•
Our consolidated and combined statement of changes in stockholders’ equity for the nine months ended September 30, 2013, consists of the consolidated results of CST for the five months ended September 30, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013.

The Significance of Crude Oil Prices on Our Revenues and Cost of Sales
Wholesale motor fuel prices are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in retail prices is affected by competitive conditions in each geographic market. As such, the prices we charge our customers for motor fuel and the gross margin we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time. It has been our experience, however, that, over longer periods of time, motor fuel gross margins are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
West Texas Intermediate (“WTI”) crude oil prices were higher during the three and nine months ended September 30, 2013 compared to the same periods of 2012, while Brent crude oil prices were generally unchanged in the third quarter of 2013, and down during the nine months ended September 30, 2013 compared to the same periods of 2012. Wholesale motor fuel prices were generally lower during the three and nine months ended September 30, 2013 compared to the same periods of 2012. Correspondingly, our operating revenues were lower during the 2013 periods.
The volatility of crude oil prices significantly impacted our motor fuel gross margins in 2013 and 2012, and is further discussed in “Results of Operations” below. The following table provides benchmark information for both crude oil and wholesale motor fuel prices:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Benchmark crude oil prices (per barrel) (a):
West Texas Intermediate (WTI)	$105.84	$92.18	14.82%	$98.09	$96.16	2.01%
Brent	$110.27	$109.61	0.60%	$108.45	$112.17	(3.32)%

Benchmark wholesale gasoline prices (per gallon) (b):
U.S. Gulf Coast	$2.77	$2.88	(3.82)%	$2.77	$2.89	(4.15)%
U.S. West Coast	$2.93	$3.04	(3.62)%	$3.00	$3.09	(2.91)%
New York Harbor	$2.88	$3.01	(4.32)%	$2.85	$2.97	(4.04)%
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

Motor Fuel Strategy
Prior to the separation and distribution, our business existed as an outlet for our former parent’s products and the focus was on maximizing consolidated parent company profitability. Occasionally, we priced motor fuel with the overall objective of increasing motor fuel gallons sold with less emphasis on retail motor fuel gross margin. This resulted in a higher profit generated by our former parent’s refining segment, which was beneficial to their consolidated earnings performance. As a separate company, we generally manage our motor fuel pricing to maximize motor fuel gross margin. This strategy, from time to time, may result in different motor fuel gallons sold from historical levels as a result of our being separated from our former parent company.
Seasonality
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as customer activity behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months. As a result, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Current Quarter and Year to Date Results
On May 1, 2013, our spin-off from Valero was completed and 75,397,241 shares of our common stock were distributed, of which 80% are publicly traded and 20% are owned by Valero. As a result, our year to date 2013 results include four months of our operations as a consolidated subsidiary of Valero.
For the three months ended September 30, 2013 and 2012, we reported net income of $41 million and $24 million, respectively. Diluted earnings per share were $0.55 and $0.31, respectively. Net income for the nine months ended September 30, 2013 was $105 million, or $1.39 per diluted share. For the same period in 2012, net income was $146 million or $1.93 per diluted share. Included in net income for the nine months ended September 30, 2013 is a deferred tax charge of $7 million and asset impairments of $2 million, which together had an impact of $0.12 on our diluted earnings per share. The deferred tax charge resulted from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the separation and distribution. The asset impairments primarily related to the write down of certain assets in our Retail–U.S. segment.
Generally, during periods of wholesale motor fuel price increases (which are directly correlated to crude oil prices), our cents per gallon motor fuel gross margins (“CPG”) are reduced as we are temporarily unable to pass these cost increases to our retail customers. Conversely, during periods of wholesale motor fuel price decreases (which are directly correlated to crude oil prices), our CPG increases due to the retail price paid by our customers temporarily not falling as quickly as the price of wholesale motor fuel. Correspondingly, as discussed below, a different crude oil and wholesale motor fuel cost pattern existed during the third quarter of 2013 compared to the same period of 2012 that resulted in a 78% improvement in our Retail–U.S. CPG. While less pronounced, our Retail–Canada segment’s CPG benefited from a similar trend.
We experienced a $45 million improvement in gross margin during the third quarter of 2013, primarily attributable to crude oil price volatility. The WTI crude oil price per barrel increased 8% during the third quarter of 2013. This compares to the WTI crude oil price per barrel increasing approximately 14% during the third quarter of 2012. The $14 million decline in gross margin for the nine months ended September 30, 2013 was primarily the result of the volatility of crude oil prices in the second quarter of 2012 causing exceptional motor fuel gross margins during the second quarter of 2012. The WTI crude oil price per barrel decreased 20% in the second quarter of 2012 as compared to a WTI price per barrel increase of 4% for the second quarter of 2013.

Results of Operations
Consolidated and Combined Income Statement Analysis
Below is an analysis of our income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. It should be noted that the nine month periods ended September 30, 2013 and 2012 contained 273 days and 274 days of operations, respectively. Our consolidated and combined statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$3,316	$3,382	$9,715	$9,939
Cost of sales	3,026	3,137	8,900	9,110
Gross margin	$290	$245	$815	$829
Operating expenses:
Operating expenses	169	168	489	484
General and administrative expenses	21	15	56	44
Depreciation, amortization and accretion expense	30	27	90	83
Asset impairments	2	—	2	—
Total operating expenses	222	210	637	611
Operating income	68	35	178	218
Other income, net	1	1	3	1
Interest expense	(10)	—	(17)	—
Income before income tax expense	59	36	164	219
Income tax expense	18	12	59	73
Net income	$41	$24	$105	146
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Operating revenues
Operating revenues for the three months ended September 30, 2013 decreased by $66 million, or 2%, compared to the same period of 2012. Significant items impacting these results were:

•	A $33 million decline in our Retail–U.S. segment operating revenues primarily attributable to:

◦
A $24 million decline in our motor fuel revenues as a result of a decline in motor fuel gallons sold. Our 2012 motor fuel gallons sold were effected by the strategy of our former parent to emphasize motor fuel volume during this period. See “Motor Fuel Strategy” above. In addition, certain of our retail sites are experiencing moderate motor fuel gallon sales declines due to various factors such as overall driving declines, increased motor vehicle efficiency and local competitive factors.

◦	A $23 million decline in our motor fuel revenues as a result of a $0.05 decline in our average motor fuel selling price per gallon, which was attributable to a decline in wholesale gasoline prices.

◦
The overall decrease in operating revenues was partially offset by an increase of $14 million in merchandise operating revenues as a result of an increase in the number of convenience stores operated and an increase in same store sales compared to the same period of the prior year. We operated an average of 10 more convenience stores in the current year, primarily resulting from new to industry convenience stores (“NTIs”).

•	A $33 million decrease in our Retail–Canada segment operating revenues primarily attributable to:

◦
A $25 million decline in our motor fuel revenues as a result of a decline in motor fuel gallons sold attributable to a decline in the number of sites operated as well as increased competition from new market participants. We operated an average of 12 fewer sites that sell motor fuel in the current year primarily as a result of a decrease in dealer/agent sites where we chose not to renew the lease or reinvest capital.

◦	A decline of $55 million due to the weakness of the Canadian dollar relative to the U.S. dollar, which weakened 4%.
Cost of sales
Cost of sales decreased $111 million, or 4%, decline primarily attributable to:

•	A decrease in motor fuel gallons sold due to fewer sites in our Retail–Canada segment and a change in motor fuel gallons sold in our Retail–U.S. segment as discussed above.

•	Lower costs for motor fuel purchased by us for resale, resulting from a decline in wholesale motor fuel prices.

•	A decline of $50 million due to the effects of the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expense
General and administrative expense increased $6 million, or 40%, as a result of higher actual expenses as a stand-alone, publicly-traded company.
Asset impairments
Cash flows from each retail site vary from year to year due to changes in market demographics, traffic patterns and competition that impact the overall operations of the retail site. As a result, we identified and recorded $2 million of asset impairments in the third quarter of 2013 in our Retail–U.S. segment.
Interest expense
Interest expense increased $10 million as a result of our new debt issued in connection with the separation and distribution.

Income tax expense
Income tax expense increased $6 million primarily as a result of the increase in income before income tax expense. Our effective income tax rate decreased to 31% in the third quarter of 2013 compared to an effective rate of 33% in the third quarter of 2012. The decline in the effective rate in the third quarter of 2013 was the result of adjusting our interim period effective rate to achieve our projected effective rate for the full year.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Operating revenues
Operating revenues for the nine months ended September 30, 2013 decreased by $224 million, or 2%, compared to the same period of 2012. Significant items impacting these results were:

•	A $178 million decline in our Retail–Canada segment operating revenues primarily attributable to:

◦
A $131 million decline in our motor fuel revenues as a result of a decline in motor fuel gallons sold attributable to a decline in the number of sites operated as well as increased competition from new market participants. We operated an average of 17 fewer sites that sell motor fuel in the current year primarily as a result of a decrease in dealer/agent sites where we chose not to renew the lease or reinvest capital.

◦	A decline of $84 million due to the effects of the weakening of the Canadian dollar relative to the U.S. dollar, which weakened 2%.

◦
Other operating revenues declined $34 million primarily attributable to a decrease in home heating oil operating revenues resulting from a 2% decline in volumes, which was the result of a declining number of heating oil customers.

•	A $46 million decline in our Retail–U.S. segment operating revenues primarily attributable to:

◦	A $116 million decline in our motor fuel revenues as a result of an $0.08 decline in our average motor fuel selling price per gallon, which was attributable to a decline in wholesale gasoline prices.

◦
Partially offsetting this decline was a $40 million increase in motor fuel gallons sold attributable to an increase in the number of convenience stores operated compared to the same period of the prior year. We operated an average of 27 more convenience stores in the current year, primarily resulting from our acquisition of Crackerbox and NTIs.

◦	Our merchandise operating revenues increased $31 million as a result of an increase in the average number of convenience stores operated compared to the same period of the prior year.
Cost of sales
A $210 million, or 2%, decline in cost of sales primarily attributable to:

•	Lower costs for motor fuel purchased by us for resale, resulting from a decline in wholesale motor fuel prices.

•	A decline of $78 million due to the weakness of the Canadian dollar relative to the U.S. dollar.

•	A decrease in motor fuel gallons sold due to fewer sites in Retail–Canada.

•	Partially offsetting these declines was an increase in cost of sales related to more sites in Retail–U.S.
General and administrative expense
General and administrative expense increased $12 million, or 27%, as a result of higher actual expenses as a stand-alone, publicly-traded company.
Interest expense
Interest expense increased $17 million as a result of our new debt issued in connection with the separation and distribution.
Income tax expense
Income tax expense decreased $14 million primarily as a result of the decrease in income before income tax expense. This decrease was partially offset by $7 million in deferred tax expense resulting from the loss of certain state tax credits which were no longer eligible for use in our consolidated tax return after the separation and distribution. Our effective income tax rate increased to 36% for the nine months ended September 30, 2013 compared to an effective rate of 33% for the nine months ended September 30, 2012, primarily due to the 4% effect of the $7 million deferred tax expense.

Segment Results
Retail–U.S.
The following tables highlight the results of operations of our Retail–U.S. segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (in millions, except number of retail sites, per site per day, cents per gallon and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Motor fuel	$1,658	$1,705	$4,938	$5,014
Merchandise	342	328	967	936
Other	13	13	43	44
Total operating revenues	$2,013	$2,046	$5,948	$5,994
Gross margin:
Motor fuel	$77	$40	$191	$199
Merchandise	102	99	287	280
Other	13	12	41	43
Total gross margin	192	151	519	522
Operating expenses	108	106	307	300
Depreciation, amortization and accretion expense	21	19	63	57
Asset impairment losses	2	—	2	—
Operating income	$61	$26	$147	$165

Company operated retail sites at end of period	1,041	1,027	1,041	1,027

Average retail sites open during the period	1,037	1,027	1,034	1,007

Motor fuel sales (gallons per site per day)	5,003	5,131	5,045	5,114
Motor fuel sales (per site per day)	$17,364	$18,058	$17,492	$18,179

Retail–U.S. total system operating statistics:
Motor fuel gross margin (cents per gallon, “CPG”):
Motor fuel margin, before credit card fees	$0.20	$0.13	$0.17	$0.18
Credit card fees	(0.04)	(0.04)	(0.04)	(0.04)
Motor fuel gross margin, net (CPG)	$0.16	$0.09	$0.13	$0.14

Merchandise sales (per site per day)	$3,584	$3,463	$3,424	$3,389
Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	30.6%	31.0%	30.5%	30.7%
Credit card fees	(0.8)	(0.8)	(0.8)	(0.8)
Merchandise gross margin, net	29.8%	30.2%	29.7%	29.9%

Retail–U.S. (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Company Operated Retail Sites:
Beginning of period	1,034	1,015	1,032	998
NTIs	8	2	13	5
Acquisitions	—	12	—	29
Closed	(1)	(2)	(4)	(5)
End of period	1,041	1,027	1,041	1,027

Average retail sites open during the period	1,037	1,027	1,034	1,007

Same Store Information (a):
Company operated retail sites	997	997	973	973
Motor fuel sales (gallons per site per day)	4,914	5,148	4,984	5,118
Merchandise sales (per site per day)	$3,509	$3,470	$3,365	$3,392
Merchandise gross margin percent, net	29.7%	30.3%	29.8%	30.0%
Merchandise sales, ex. cigarettes (per site per day)	$2,434	$2,376	$2,310	$2,295
Merchandise gross margin percent, net ex. cigarettes	35.9%	36.2%	36.0%	36.4%
Merchandise gross profit dollars	$96	$96	$266	$271
Other services operating revenues (b)	$12	$12	$39	$41

New to Industry (“NTI”) Information (c):
Company operated retail sites at end of period	46	27	46	27
Company operated retail sites (average)	42	26	37	24
Motor fuel sales (gallons per site per day)	9,758	10,430	9,965	10,181
Merchandise sales (per site per day)	$6,945	$6,551	$6,701	$6,214
Merchandise gross margin percent, net	33.1%	32.5%	32.8%	32.2%
Merchandise sales, ex. cigarettes (per site per day)	$5,509	$5,100	$5,272	$4,827
Merchandise gross margin percent, net ex. cigarettes	37.7%	36.9%	37.4%	36.7%

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Operating revenues decreased $33 million, or 2%, and total gross margin increased $41 million, or 27%, which was the primary reason for the operating income increase of $35 million, or 135%, during the quarter ended September 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $24 million due to a decrease in motor fuel gallons sold. Our 2012 motor fuel gallons sold were affected by the strategy of our former parent to emphasize motor fuel volume during this period. See “Motor Fuel Strategy” above. In addition, certain of our retail sites are experiencing moderate motor fuel gallon sales declines due to various factors such as overall driving declines, increased motor vehicle efficiency and local competitive factors.

•
Our motor fuel operating revenues declined $23 million as a result of a decline in our average motor fuel selling price per gallon, which was attributable to a decline in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales” above.

•
Our merchandise operating revenues increased $14 million, or 4%, as a result of an increase in the average number of convenience stores operated and an increase in same store sales compared to the same period of the prior year. We operated an average of 10 more convenience stores in the current year, primarily resulting from NTIs.

Gross margin

•
Our motor fuel gross margin increased $38 million due to an increase in our CPG, which increased primarily as a result of the volatility of crude oil prices. As discussed above under the heading “Current Quarter and Year to Date Results,” the WTI crude oil price per barrel increased 8% during the third quarter of 2013. This compares to the WTI crude oil price per barrel increasing approximately 14% during the third quarter of 2012.

•
The change in our motor fuel strategy after the separation and distribution, which previously focused on increasing motor fuel gallons sold with less emphasis on retail motor fuel gross margins, also contributed to the increase in our CPG. See “Motor Fuel Strategy” above.

•
Our merchandise gross margin increased $3 million, or 3%, as a result of an increase in the average number of convenience stores operated compared to the same period of the prior year. Food sales, which have a higher gross margin than other merchandise items, make up a larger percentage of merchandise sales in NTIs compared to our legacy stores.

Operating expenses
Operating expenses increased $2 million, or 2%, primarily from an increase in payroll expenses due to an increase in the average number of convenience stores operated compared to the same period of the prior year.
Asset impairments
Cash flows from each retail site vary from year to year due to changes in market demographics, traffic patterns and competition that impact the overall operations of the retail site. As a result, we identified and recorded $2 million of asset impairments in the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Operating revenues decreased $46 million, or 1%, and total gross margin decreased $3 million, or 1%, during the nine months ended September 30, 2013 compared to the same period of the prior year. Operating income decreased $18 million, or 11%, primarily due to a $7 million, or 2%, increase in operating expenses, a $6 million increase in depreciation, amortization and accretion expense, and the decrease in gross margin.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $116 million as a result of a decline in our average motor fuel selling price per gallon, which was attributable to a decline in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales” above.

•
Partially offsetting this decline was a $40 million increase in motor fuel gallons sold attributable to an increase in the number of convenience stores operated compared to the same period of the prior year. We operated an average of 27 more convenience stores in the current year, primarily resulting from our acquisition of Crackerbox and NTIs.

•	Our merchandise operating revenues increased $31 million, or 3%, as a result of an increase in the average number of convenience stores operated compared to the same period of the prior year.
Gross margin

•
Our motor fuel gross margin declined $10 million as a result of a decline in our CPG, which declined primarily as a result of the volatility of crude oil prices as discussed under the heading “The Significance of Crude Oil Prices on our Revenues and Cost of Sales” above. The price per barrel of WTI crude oil increased 12% during the first nine months 2013 compared to a decrease of 6% during the first nine months of 2012.

•
Our merchandise gross margin increased $7 million, or 3%, attributable to an increase in the average number of convenience stores operated compared to the same period of the prior year. Food sales, which have a higher gross margin than other merchandise items, make up a larger percentage of merchandise sales in NTIs compared to our legacy stores.

Operating expenses
Operating expenses increased $7 million, or 2%, primarily from an increase in payroll expenses due to an increase in the average number of convenience stores operated compared to the same period of the prior year.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $6 million, or 11%, primarily from an increase in the average number of convenience stores operated compared to the same period of the prior year.

Retail–Canada
The following tables highlight the results of operations of our Retail–Canada segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (in millions, except number of retail sites, per site per day, cents per gallon and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Motor fuel	$1,140	$1,168	$3,202	$3,349
Merchandise	71	71	197	194
Other	92	97	368	402
Total operating revenues	$1,303	$1,336	$3,767	$3,945
Gross margin:
Motor fuel	$63	$57	$179	$188
Merchandise	20	21	55	57
Other	15	16	62	62
Total gross margin	98	94	296	307
Operating expenses	61	62	182	184
Depreciation, amortization and accretion expense	9	8	27	26
Operating income	$28	$24	$87	$97

Retail sites (end of period):
Company- operated	268	256	268	256
Dealer / Agent (fuel only)	495	514	495	514
Cardlock (fuel only)	77	79	77	79
Total retail sites (end of period)	840	849	840	849

Average retail sites open during of period:
Company- operated	267	255	265	257
Dealer / Agent (fuel only)	497	518	501	524
Cardlock (fuel only)	77	80	79	81
Average retail sites open during the period	841	853	845	862

Retail–Canada total system operating statistics:
Motor fuel sales (gallons per site per day)	3,465	3,491	3,292	3,354
Motor fuel sales (per site per day)	$14,748	$14,884	$13,899	$14,179
Motor fuel gross margin (CPG):
Motor fuel margin, before credit card fees	$0.26	$0.23	$0.26	$0.26
Credit card fees	(0.02)	(0.02)	(0.02)	(0.02)
Motor fuel gross margin, net (CPG)	$0.24	$0.21	$0.24	$0.24

Merchandise sales (per site per day)	$2,890	$3,026	$2,725	$2,769
Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	28.9%	30.3%	28.6%	30.2%
Credit card fees	(0.7)	(0.7)	(0.7)	(0.8)
Merchandise gross margin, net	28.2%	29.6%	27.9%	29.4%

Retail–Canada (continued)

	Company Operated (b)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Retail Sites:
Beginning of period	265	254	261	258
NTIs	2	2	2	2
Acquisitions	—	—	1	—
Conversions, net (a)	1	—	4	1
Closed	—	—	—	(5)
End of period	268	256	268	256

Average retail sites open during the period	267	255	265	257

Average foreign exchange rate for $1 USD to $1 CAD	0.96078	1.00273	0.97630	0.99818

Same Store Information (c), (d):
Retail sites	254	254	253	253
Motor fuel sales (gallons per site per day)	3,612	3,650	3,523	3,597
Merchandise sales (per site per day)	$3,010	$3,008	$2,820	$2,805
Merchandise gross margin percent, net	28.2%	29.5%	28.0%	29.4%
Merchandise sales, ex. cigarettes (per site per day)	$1,558	$1,593	$1,429	$1,453
Merchandise gross margin percent, net ex. cigarettes	37.4%	38.5%	37.8%	38.5%
Merchandise gross profit dollars	$20	$21	$54	$58
Other services operating revenues (e)	$3	$4	$12	$13

NTI Information (c), (f):
Company operated retail sites at end of period	18	13	18	13
Company operated retail sites (average)	17	12	16	11
Motor fuel sales (gallons per site per day)	5,715	6,376	5,601	6,234
Merchandise sales (per site per day)	$3,447	$3,704	$3,231	$3,467
Merchandise gross margin percent, net	29.6%	31.1%	29.3%	30.4%
Merchandise sales, ex. cigarettes (per site per day)	$1,882	$2,027	$1,734	$1,944
Merchandise gross margin percent, net ex. cigarettes	39.4%	39.8%	39.0%	38.7%

Retail–Canada (continued)

	Dealer/Agent (b)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Retail Sites:
Beginning of period	498	521	507	533
New dealers	—	—	—	—
Acquisitions	2	3	5	6
Conversions, net (a)	(1)	—	(4)	(1)
Closed or de-branded	(4)	(10)	(13)	(24)
End of period	495	514	495	514

Average retail sites open during the period	497	518	501	524

Average foreign exchange rate for $1 USD to $1 CAD	0.96078	1.00273	0.97630	0.99818

Same Store Information (c), (d):
Retail sites	476	476	472	472
Motor fuel sales (gallons per site per day)	2,958	3,022	2,708	2,839

(a)
Conversions represent stores that have changed their classification from dealer/agent to company owned and operated or vice versa. Changes in classification result when we either take over the operations of a dealer/agent site or convert an existing company owned and operated store to a dealer/agent site.

(b)	Company retail sites sell motor fuel and merchandise and dealer/agent sites sell motor fuel only.

(c)	All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock operations.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Operating revenues decreased $33 million, or 2%, and total gross margin increased $4 million, or 4%, which was the primary reason for the operating income increase of $4 million, or 17%, during the quarter ended September 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $25 million as a result of a decline in motor fuel gallons sold attributable to a decline in the number of sites operated as well as increased competition from new market participants. We operated an average of 12 fewer sites that sell motor fuel in the current year primarily as a result of a decrease in dealer/agent sites where we chose not to renew the lease or reinvest capital.

•	Included in the operating revenues decline is a decline of $55 million due to the weakness of the Canadian dollar relative to the U.S. dollar.

•	Partially offsetting these declines was an operating revenues increase of $35 million primarily related to an increase in provincial fuel taxes in Quebec.
Gross margin

•
Our motor fuel gross margin increased $9 million due to an increase in our CPG, which increased primarily as a result of the volatility of crude oil prices, as discussed above under the heading “Current Quarter and Year to Date Results.” The price per barrel of Brent crude oil increased 3% during the third quarter of 2013 compared to an increase of 10% during the same period of 2012.

•	Partially offsetting the overall increase in gross margin is a decline of $5 million due to the weakness of the Canadian dollar relative to the U.S. dollar.
Operating expenses
Operating expenses declined $1 million, or 2%, primarily as a result of decreased number of sites operated compared to the same period of the prior year.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Operating revenues decline $178 million, or 5%, and total gross margin decreased $11 million, or 4%, which was the primary reason for the operating income decrease of $10 million, or 10%, during the nine months ended September 30, 2013 compared to the same period of the prior year.
Significant items impacting these results included:
Operating revenues

•
Our motor fuel operating revenues declined $131 million as a result of a decline in motor fuel gallons sold attributable to a decline in the number of sites operated as well as increased competition from new market participants. We operated an average of 17 fewer sites that sell motor fuel in the current year primarily as a result of a decrease in dealer/agent sites where we chose not to renew the lease or reinvest capital.

•	Other operating revenues declined $34 million, or 8%, attributable to a 2% decline in volume, which was the result of a declining number of heating oil customers.

•	Included in the operating revenue decline is a decline of $84 million due to the weakness of the Canadian dollar relative to the U.S. dollar.

•	Partially offsetting these declines was an operating revenues increase of $56 million primarily related to an increase in provincial fuel taxes in Quebec.

Gross margin

•
Our motor fuel gross margin declined $8 million as a result of a decline in total motor fuel gallons sold, which declined primarily as a result of a decline in the average number of sites selling motor fuel.

•
Although we experienced a decline of $34 million in “other” operating revenues, our “other” gross margin was down only slightly to the prior year. The revenue decline was attributable to our home heating oil sales, which have very low margins relative to other products and therefore our “other” gross margin was not significantly impacted by this revenue decline.

•	Included in the gross margin decline is a decline of $7 million due to the weakness of the Canadian dollar relative to the U.S. dollar.
Outlook
Retail–U.S.
The Retail–U.S. segment continues to operate in a very competitive environment that is experiencing highly volatile motor fuel pricing and intense competition for our core convenience store customers. The economic environment in the markets where we operate is stable to moderately improving. The Texas economy, where we have a strong presence, has generally been healthier than the national economy. We see housing starts on the rise and a higher demand for skilled tradesmen. Additionally, growth in the areas of shale gas exploration continues to create a high demand for oil field services workers. As employment conditions improve, we expect to see increased traffic in our stores. As we move into the last quarter of 2013 and into 2014, we are primarily targeting geographic areas of robust economic activity for our organic growth.
Retail–Canada
The Retail–Canada segment also continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have added motor fuel offerings. Cross promotional programs entered into between grocers and convenience stores represent a new competitive factor. The Canadian economy in general has recently softened and there is a cautious economic outlook for the remainder of 2013 and into early 2014. Despite this overall sentiment, the markets where we operate remain relatively healthy and more stable, which we believe will support our growth and expansion plans.
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

Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2013 was $410 million compared to $237 million for the nine months ended September 30, 2012. The increase in cash provided by operating activities was due primarily to the change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 11 of condensed notes to consolidated and combined financial statements included elsewhere in this Form 10-Q.
Net cash used in investing activities for the nine months ended September 30, 2013 was $142 million compared to $151 million for the nine months ended September 30, 2012. An increase in capital expenditures in 2013, primarily in the U.S. for sustaining capital and NTIs, was offset by the $61 million acquisition of Crackerbox in 2012.
Net cash provided by financing activities for the nine months ended September 30, 2013 was $96 million compared to net cash used in financing activities of $153 million for nine months ended September 30, 2012. During the nine months ended September 30, 2013, we transferred $378 million of net cash to Valero, primarily from proceeds of our new $500 million term loan facility, none of which were retained by us, offset by the net cash activity between us and Valero prior to the separation and distribution. For the nine months ended September 30, 2012, we were wholly-owned by Valero and the net cash activity between us and Valero primarily resulted in $153 million of net cash used in financing activities.
Non–U.S. GAAP Measures
Adjusted EBITDA represents net income before income taxes, interest expense, asset impairments, depreciation, amortization and accretion expense. EBITDAR further adjusts adjusted EBITDA by excluding minimum rent expense. The Company believes that adjusted EBITDA and EBITDAR are useful to investors and creditors in evaluating its operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities; and (c) the financial covenants in the Company’s debt agreements use adjusted EBITDA and EBITDAR in calculating our total lease adjusted leverage ratio and fixed charge coverage ratio. Adjusted EBITDA and EBITDAR are not recognized terms under U.S. generally accepted accounting principles (“GAAP”) and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the results of operations as reported under GAAP.
The following table presents the Company’s adjusted EBITDA and EBITDAR for the three and nine months ending September 30, 2013 and 2012 and reconciles net income to adjusted EBITDA and EBITDAR (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$41	$24	$105	$146
Depreciation, amortization and accretion	30	27	90	83
Interest expense	10	—	17	—
Income tax expense	18	12	59	73
Asset impairments	2	—	2	—
Adjusted EBITDA	101	63	273	302
Minimum rent expense	7	6	20	19
EBITDAR	$108	$69	$293	$321

Debt
Prior to the separation and distribution, we were a wholly-owned subsidiary of Valero and no debt was outstanding within our business. In connection with the separation and distribution, we incurred an aggregate of $1.05 billion of new long-term debt and no proceeds of these debt offerings were retained by us. Our new debt consists of the following (in millions):

5.0% senior notes due 2023	$550
Term loan due 2018 (effective rate of 1.93% at September 30, 2013)	494
Total debt outstanding	1,044
Less current portion	(31)
Debt, less current portion	$1,013
We also have a revolving credit facility in an aggregate principal amount of up to $300 million. As of September 30, 2013, after taking into account letters of credit and the maximum lease adjusted leverage ratio constraint to availability, approximately $296 million was available for future borrowings. The credit facilities agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenants require us to maintain a total lease adjusted leverage ratio (as defined in the credit agreement) initially set at no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio (as defined in the credit agreement) at no less than 1.30 to 1.00. Future interest rate margins will increase or decrease based on our leverage ratio as prescribed under the credit agreement governing the credit facilities. As of September 30, 2013, our lease adjusted leverage ratio and fixed charge coverage ratio were 2.95 and 4.93, respectively.
As of September 30, 2013, we also have capital lease obligations of $4 million, of which $1 million are current obligations.
Our debt and financing agreements do not have rating agency triggers that would increase the interest rates applicable to our existing senior unsecured debt or automatically require us to post additional collateral. However, any future reduction in the ratings outlined below or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing in the future and the future cost of such financings. As of September 30, 2013, our ratings on our senior unsecured debt were as follows:

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
See Note 8 of condensed notes to consolidated and combined financial statements that accompany our unaudited consolidated and combined financial statements included elsewhere in this Form 10-Q for additional disclosures of our indebtedness.
Capital Requirements
We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facility to continue to operate and grow our business. During the fourth quarter of 2013, we plan to continue to expand and upgrade our portfolio of retail sites. We anticipate completing fifteen NTIs in 2013 in the U.S., focused in key markets in Texas. During the first nine months of 2013, we completed thirteen of these NTIs. In Canada, we anticipate completing six to seven NTIs in 2013, focused in the Greater Toronto, Ottawa and Montreal areas. During the first nine months of 2013, two NTIs were completed in Canada.

The following table outlines our capital expenditures and acquisitions by segment for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Retail–U.S.:
NTI	$68	$62
Acquisitions	—	61
Sustaining capital	47	6
	$115	$129
Retail–Canada:
NTI	$7	$5
Acquisitions	6	—
Sustaining capital	15	17
	$28	$22

Total capital expenditures and acquisitions	$143	$151
We expect total capital expenditures for 2013 to be approximately $220 million, which includes nonrecurring capital costs associated with IT infrastructure of approximately $18 million. An additional $12 million of IT infrastructure cost is expected to be incurred in 2014. The IT infrastructure costs are necessary for us to establish separate hardware and software systems related to being a stand-alone, publicly traded company.
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
Cash Held by Our Canadian Subsidiary
As of September 30, 2013, $163 million of cash was held in Canada. A significant portion of our operating income is from our Retail–Canada segment, and we have agreed with Valero not to dividend or repatriate any cash from Canada through the end of 2013. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends subsequent to 2013.
Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Dividends
On September 12, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.0625 per share, payable on October 15, 2013, to shareholders of record as of September 30, 2013. The Company expects to continue the practice of paying regular quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.

Working Capital Adjustments Made in Connection With the Separation and Distribution
In connection with the separation and distribution, certain changes occurred regarding the manner in which we participated in Valero’s centralized cash management program. The most significant change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel and is consistent with terms currently offered by Valero to its other creditworthy retail distributors of our size. Previously, we paid Valero for our motor fuel on the same day we took delivery. Primarily as a result of this change in payment terms, our cash increased by $299 million during the nine months ended September 30, 2013 related to our “Accounts payable to Valero.”
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to the critical accounting policies described in our Form 10.
Adoption of New Financial Accounting Pronouncements and New Accounting Policies
The adoption of certain new financial accounting pronouncements has not had, and is not expected to have, a material effect on our financial statements.
As a result of our acquisition of the Crackerbox, we recorded $18 million of goodwill. See Note 12 to the condensed notes to consolidated and combined financial statements included elsewhere in this Form 10-Q for our goodwill impairment testing policy.
We issued our first grants of stock-based awards in the second quarter of 2013. We account for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. See Note 13 to the condensed notes to consolidated and combined financial statements included elsewhere in this Form 10-Q for further discussion or our accounting for stock-based awards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
In connection with the separation and the distribution, we incurred an aggregate of $1.05 billion in new debt, $500 million of which consists of a five-year term loan bearing interest at a variable rate. In addition, our revolving credit facility has a borrowing capacity of up to $300 million, and any borrowings would bear interest at variable rates. As of September 30, 2013, the borrowing rate on the term loan and revolving credit facility was 1.93% (LIBOR plus a spread of 1.75%). As of September 30, 2013, we had not borrowed under the revolving credit facility.
As a result of these financing transactions, we are subject to market risk from exposure to changes in interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2013 would be to change interest expense by approximately $5 million.
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 7 of the condensed notes to our consolidated and combined financial statements under the caption “Litigation Matters.”
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Form 10.

Item 5. Other Information
Expected Board Resignations
CST Brands, Inc. (the “Company”) expects to receive letters of resignation from Michael S. Ciskowski and S. Eugene Edwards, both of whom are executive officers of Valero Energy Corporation (“Valero”), informing the Company of their resignation as members of the Company’s Board of Directors and their respective Committees of the Board, effective as of November 15, 2013, following the expected consummation of the sale by Valero of the twenty percent interest retained by Valero in connection with the separation from and distribution of eighty percent of the Company by Valero in May 2013. Neither of the resigning directors had any disagreements with the Company or any other member of the board of directors.
Revisions to Quarterly Statistical Information
Certain quarterly statistical information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with respect to our Retail–Canada segment has been reclassified and restated to be consistent with our Retail–U.S. segment presentation. There have been no changes to our consolidated and combined financial statements or to the related condensed notes thereto. The revised and comparable statistical information is presented below:

Retail–Canada	Company Operated
						Six Months		Nine Months
	Three Months Ended					Ended		Ended
	March 31,		June 30,		September 30,	June 30,		September 30,
	2013		2013		2013	2013		2013
Same Store Information:
Merchandise gross margin percent, net	27.6%		27.9%		28.2%	27.8%		28.0%
Merchandise gross margin percent, net ex. cigarettes	38.7%	*	37.6%	*	37.4%	38.1%	*	37.8%
NTI Information:
Merchandise gross margin percent, net	28.6%		29.4%		29.6%	29.1%		29.3%
Merchandise gross margin percent, net ex. cigarettes	38.6%	*	39.0%	*	39.4%	38.8%	*	39.0%

	Company Operated
							Six Months		Nine Months
	Three Months Ended						Ended		Ended
	March 31,		June 30,		September 30,		June 30,		September 30,
	2012		2012		2012		2012		2012
Same Store Information:
Merchandise gross margin percent, net	29.3%		29.3%		29.5%	*	29.3%		29.4%	*
Merchandise gross margin percent, net ex. cigarettes	38.9%	*	38.2%	*	38.5%		38.5%	*	38.5%	*
NTI Information:
Merchandise gross margin percent, net	29.3%		30.4%		31.1%		29.9%		30.4%
Merchandise gross margin percent, net ex. cigarettes	37.1%	*	38.8%	*	39.8%		38.0%	*	38.7%
* Revised statistical information

Item 6. Exhibits

Exhibit No.	Exhibit Description
4.1
First Supplemental Indenture, dated September 13, 2013, among the Company, ELR, LLC, Real Estate Ventures, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of CST’s Current Report on Form S-4 filed on September 13, 2013).

10.1	CST Brands, Inc. Excess Savings Plan (incorporated by reference to CST’s Current Report on Form 8-K filed on September 13, 2013).
10.2	CST Brands, Inc. 2013 Omnibus Stock Incentive Plan as amended November 11, 2013.
31.1	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
31.2	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.
32.1	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer.
32.2	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) principal financial officer.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

/s/ Clayton E. Killinger
By:	Clayton E. Killinger
Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)
Dated: November 13, 2013