Form 10-K
period 2013-12-31
CST Brands, Inc.
filed 2014-03-06
CIK 1562039

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.01 par value per share listed on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $2.3 billion based on the last sales price quoted as of June 28, 2013 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 3, 2014, 75,599,684 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for June 4, 2014, at which directors will be elected. Portions of the 2014 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

PART I
ABOUT THIS ANNUAL REPORT
CSTTM and CST BrandsTM are trademarks of CST Brands, Inc. Cibolo Mountain®, Corner Store®, FreshChoices®, Flavors2Go®, U Force® and Ultramart® are registered trademarks of our wholly owned subsidiary, CST Services, LLC. Depeneur du CoinTM is a trademark of our wholly owned subsidiary, CST Services, LLC. Valero, Diamond Shamrock and Ultramar are trademarks licensed from Valero Energy Corporation. Other trademarks and trade names in this annual report are the property of their respective owners.
We use the following terms to refer to the items indicated:

•	“We,” “us,” “our,” “company,” and “CST” refer to CST Brands, Inc., a Delaware corporation, and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole.

•	“Valero” refers to Valero Energy Corporation and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole.

•
The term “separation” refers to the separation of the retail business from Valero’s other businesses and the creation of an independent publicly traded company, CST, to hold the assets (including the equity interests of certain former Valero subsidiaries) and liabilities associated with the retail business from and after the distribution as described below.

•	The term “distribution” refers to the distribution on May 1, 2013, of 80% of the shares of CST common stock outstanding to stockholders of Valero as described below.

•	The term “retail site” is a general term that refers to any of the following types of retail locations through which we sell merchandise and/or motor fuel to our customers:

◦	a “convenience store,” which is operated by us and provides motor fuel, food, convenience merchandise items and additional services to our customers;

◦
a “dealer/agent” site, where we retain title to the motor fuel inventory and sell it directly to our customers; therefore, we manage motor fuel pricing and retain the gross margin on motor fuel sales. We provide a commission to the dealer or agent to operate the retail site; or

◦	a “cardlock,” which is an unattended self-service fueling station that provides motor fuel to our fleet customers, such as trucking and other commercial customers.

•
The term “retail business” or “Valero’s retail business” refers to the assets (including the equity interests of certain former Valero subsidiaries) and liabilities formerly associated with Valero’s retail operations in the U.S. and Canada, as described below.

•
The term “U.S. Fuel Supply Agreements” refers to a Branded Distributor Marketing Agreement, a Petroleum Product Sale Agreement and a Master Agreement we entered into with Valero in connection with the separation and the distribution for the supply of motor fuel for our United States (“U.S.”) operations.

ITEMS 1., 1A., and 2. BUSINESS, RISK FACTORS AND PROPERTIES
Overview
We are a holding company and conduct substantially all of our operations through our subsidiaries. We were incorporated in Delaware in 2012. We were formed solely in contemplation of the separation and distribution of Valero’s retail business and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
On April 4, 2013, Valero’s Board of Directors approved the separation and distribution of its retail business resulting in a separate, publicly traded company named CST Brands, Inc. In accordance with a separation and distribution agreement, the two companies were separated by Valero distributing to its stockholders 80% of our common stock on May 1, 2013. The remaining 20% of our common stock retained by Valero was sold on November 14, 2013. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss was recognized by (and no amount will be included in the income of) U.S. holders of Valero common stock upon their receipt of our shares of common stock in the distribution, except with respect to cash received in lieu of fractional shares. The transfer of assets (including the equity interests of certain Valero subsidiaries) and liabilities associated with Valero’s retail business in Canada was taxable for Canadian income tax purposes. We are not responsible for any tax payments related to the separation and distribution in the U.S. and Canada.
The address of our principal executive offices is One Valero Way, Building D, Suite 200, San Antonio, Texas 78249, and our telephone number is (210) 692-5000. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CST.” On December 31, 2013, we had 12,321 employees.
We are one of the largest independent retailers of motor fuel and convenience merchandise items in the U.S. and eastern Canada. Our operations include (i) the sale of motor fuel at convenience stores, dealers/agents and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores, and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers.
We have two operating segments, which are further discussed in Note 20 of the notes to the consolidated and combined financial statements included elsewhere in this annual report:

•	U.S.—As of December 31, 2013, we had 1,036 convenience stores located in Arkansas, Arizona, California, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Wyoming; and

•
Canada—As of December 31, 2013, we had 846 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec, which consisted of 272 convenience stores, 499 dealers/agents and 75 cardlocks, which are more fully described below.

Available Information
Our Internet website is www.CSTBrands.com. Information on our website is not part of this annual report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our website under “Investors” free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of ethics and the charters of the committees of our board of directors. These documents are available in print to any stockholder that makes a written request to CST Brands, Inc. Attn: Corporate Secretary, One Valero Way, Building D, Suite 200, San Antonio, Texas 78249.
CST’S OPERATIONS
We sell motor fuel primarily under the Valero, Diamond Shamrock and Ultramar brands. In addition to our fuel offerings, we sell convenience merchandise items and other services through convenience stores operated predominantly under the Corner Store name in nine states, with significant concentrations in Texas and Colorado and under the Corner Store/Dépanneur du Coin names in six provinces in eastern Canada, with a significant concentration in Québec. Most of these retail sites are located in metropolitan areas where there are high concentrations of consumers and daily commuters. In our U.S. segment, 844 of our retail sites are owned and 192 are leased under lease agreements that generally contain renewal options for periods ranging from five to ten years. In our Canada segment, 305 of our retail sites are owned and 541 are leased under lease agreements that generally contain renewal options for periods ranging from five to ten years.
We carry a broad selection of immediately consumable and take-home items, including beverages, tobacco products, snacks, freshly prepared and pre-packaged foods (including sandwiches, kolaches, tacos, salads, pastries, coffee and fountain drinks), health and beauty products, motor oils and automotive products and general convenience merchandise items. Many of these products are offered under a line of proprietary brands, including Fresh Choices, U Force, Cibolo

Mountain and Flavors2Go. At some of our retail sites, we offer a variety of additional products and services, such as car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to automated teller machines (“ATMs”). We offer automated car wash services at 197 of our U.S. retail sites and 70 of our Canadian retail sites. We are a Subway® franchisee and currently offer Subway® food services at 34 of our U.S. retail sites and 4 of our Canadian retail sites. Subway is a registered trademark of Doctor’s Associates Inc. We are also a Country Style® franchisee in Canada and currently provide these food offerings at 36 of our Canadian retail sites. Country Style is a registered trademark of MTY Tiki Ming Enterprises Inc.
U.S. Segment
Our U.S. segment is substantially a company owned and operated business. We retain the gross margins on motor fuel sales, convenience merchandise sales and services, and our retail sites are operated by company employees.
Our convenience store buildings in our U.S. segment average approximately 2,300 square feet.
The following table provides the number of our convenience stores in the U.S. by state as of December 31, 2013:

Number of Convenience Stores
Texas	633
Colorado	156
California	81
Arizona	63
New Mexico	38
Louisiana	30
Arkansas	29
Wyoming	4
Oklahoma	2
Total	1,036
The following table provides a history of our U.S. convenience stores opened (reflected as NTIs below), acquired and closed or divested for the last three years:

	Year Ended December 31,
	2013	2012	2011
Number at beginning of period	1,032	998	994
NTIs	15	11	7
Acquisitions	—	29	1
Closed or divested	(11)	(6)	(4)
Number at end of period	1,036	1,032	998
NTI (“New to Industry”) is a term we use to describe our new stores opened after January 1, 2008, which is generally when we began designing and operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores.
In our normal course of business, we evaluate our retail sites for profitability and the opportunities of maintaining these sites in our store portfolio. As such, it is customary to have store closures and divestitures occur each year.
Our U.S. segment sold 1.9 billion gallons, 1.9 billion gallons and 1.8 billion gallons of branded motor fuel purchased primarily from Valero during the years ended December 31, 2013, 2012 and 2011, respectively.
We lease approximately 83,000 square feet of office space in San Antonio, Texas from Valero, pursuant to a lease agreement based on market terms, which serves as our corporate headquarters.

We lease a 130,000 square-foot distribution center in Schertz, Texas that supplies over 580 of our convenience stores, provides us with improved inventory management, allows us to handle a greater product variety and supports the development and growth of our private label packaged goods and fresh food programs. Core-Mark International (“Core-Mark”) operates our distribution center on our behalf under a management agreement. We own the distribution center’s improvements and inventory and pay a fee to Core-Mark for management of the center. We also pay Core-Mark a license fee for use of proprietary software used in operating the center.
Canada Segment
As of December 31, 2013, our Canada segment consisted of the following operations:

•
272 convenience stores, of which 185 were owned and 87 were leased. We retain the gross margins on motor fuel sales, merchandise sales and services, and the retail sites are operated by company employees. Our convenience store buildings average approximately 1,800 square feet.

•	499 dealers/agents, where we retain the gross margin on motor fuel sales, which consist of the following:

◦	409 dealers, where each retail site is typically owned and operated by an independent dealer, and

◦	90 agents, where each retail site is owned by us but operated by an independent agent.

•	75 cardlocks, where the site is owned or leased by us. We retain the gross margin on motor fuel sales at these retail sites.

•
We also supply Ultramar-branded heating oil to residential customers and Ultramar-branded heating oil and motor fuel to small commercial customers. Operating revenues from these sales were approximately 9% of Canada’s operating revenues for the years ended December 31, 2013 and December 31, 2012, respectively. The operations of this segment are immaterial; therefore it is combined with our other Canadian operations within the Canada segment.

The following table provides the number and type of our Canadian retail sites by region as of December 21, 2013:

Region	Convenience Stores	Dealers/Agents	Cardlock	Total
Québec	178	311	42	531
Ontario	19	96	17	132
Maritimes (a)	52	52	11	115
Newfoundland and Labrador	23	40	5	68
Total	272	499	75	846

(a)	Includes the provinces of Nova Scotia, New Brunswick and Prince Edward Island.
The following table provides a history of our Canadian retail sites acquired, opened (reflected as NTIs below), closed, divested or de-branded for the last three years:

	Year Ended December 31,
	2013	2012	2011
Number at beginning of period	848	873	895
NTIs	7	5	3
Acquisitions and new dealers(a)	21	11	16
Closed, divested or de-branded(b)	(30)	(41)	(41)
Number at end of period	846	848	873

(a)	Includes one new cardlock that we built and one cardlock we acquired in 2013, and one new cardlock that we built in 2012.

(b)
“De-branded” is a term we use to refer to dealers/agents where we choose not to renew our relationship with the operators of those retail sites. Amounts include seven cardlock closures in 2013 and 3 cardlock closures in 2012.

In our normal course of business, we evaluate our retail sites for profitability and the opportunities of maintaining these sites in our store portfolio. As such, it is customary to have store closures, divestitures and de-branded sites occur each year.
Our Canada segment sold 1.0 billion gallons, 1.0 billion gallons and 1.1 billion gallons of branded motor fuel purchased primarily from Valero during the years ended December 31, 2013, 2012 and 2011, respectively.
We sublease approximately 49,000 square feet of office space in Montreal, Québec from Valero to support our Canada operations. This sublease expires in March of 2014. In March, we will move into leased office space in two locations in Montreal totaling approximately 69,000 square feet.
Market and Industry Trends
We operate within the large and growing convenience store industry, which is highly fragmented. We believe we will continue to benefit from several key market and industry trends and characteristics, including:

•
increasing size of supermarkets and large format hypermarkets, driving consumers to small box retailers, such as convenience stores, to meet their demand for speed and convenience in daily shopping needs;

•	continuing shift of consumer food and general merchandise purchases away from traditional supermarkets and quick service restaurants to convenience stores, hypermarkets and drug stores;

•	changing consumer demographics and eating patterns resulting in more food consumed away from home;

•	highly fragmented nature of the industry providing larger chain operators with significant scale advantage;

•	continued opportunities to compete more effectively and grow through acquisitions as a result of continued industry consolidation; and

•	the majority of our U.S. operations are conducted in Texas where the economy continues to fare better than many other parts of the U.S.
Supplier Arrangements
Merchandise Supply
We have strong relationships with merchandise suppliers resulting from our high volume purchases allowing us to negotiate preferable prices. Through our retail distribution center and private label products, we believe we have a strategic advantage over our peers in terms of product knowledge and pricing. We have an agreement with Core-Mark, which is a leading grocery and merchandise wholesale distributor, to provide us with merchandising expertise, purchasing power and efficient distribution services in our U.S. segment. We have an agreement with Sobeys, which is a leading grocery wholesale distributor in eastern Canada, to provide us with merchandising expertise, purchasing power and efficient distribution services in our Canada segment.
Motor Fuel Supply
Prior to the separation, we purchased branded motor fuel from Valero at market-based transfer prices. The transfer price formulas varied from terminal to terminal. The actual prices we paid typically changed daily, based on market fluctuations.
Under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we continue to purchase a substantial portion of our motor fuel from Valero at “per-terminal,” market-based prices. The pricing formulas under our supply agreements changed effective January 1, 2013, and our cost of sales increased as a result of differences in price formulas from those historically charged prior to the separation and distribution. We estimate that these differences in price formulas increased our cost of sales $9 million and $8 million in the U.S. and Canada segments, respectively, during the year ended December 31, 2013. In addition, the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada differ from our arrangements prior to the separation and distribution by providing for payment terms of “net 10” days after taking title to the motor fuel versus “on delivered” payment. These new payment terms became effective at the time of the separation and distribution and increased our cash $253 million related to our “Accounts payable to Valero” as of December 31, 2013.
We take legal title to the motor fuel when we receive it at the rack and arrange for a third-party transportation provider to take delivery of the motor fuel at the rack and deliver it to the appropriate retail sites in our network.
Competition
The convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our convenience stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Over the past ten years, several non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety.
Trade Names, Service Marks and Trademarks
We sell motor fuel primarily under the Valero and Diamond Shamrock brands in the U.S. and primarily under the Ultramar brand in Canada, all of which are trademarks owned by Valero. The U.S. Fuel Supply Agreements that we entered into with Valero in connection with the separation contain customary language granting us the right to continue to use the Valero-owned trademarks throughout the terms of those agreements.
The Corner Store® trademark and a number of other registered trademarks and service marks used in this annual report, including CST Brands, Dépanneur du Coin, Fresh Choices®, U Force®, Cibolo Mountain®, Flavors2Go®, and Transit Café® are the property of CST or its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this annual report is owned by such company. We are not aware of any facts that would negatively affect our continuing use of any of the above trademarks, trade names or service marks.
Environmental Laws and Regulations
We are subject to extensive federal, provincial, state and local environmental laws and regulations, including those relating to underground storage tanks (“USTs”), the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 3 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Sale of Regulated Products
In certain areas where our U.S. convenience stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages and tobacco products to persons younger than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages and tobacco products. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and tobacco products is substantial, we have adopted procedures intended to minimize such exposure.
U.S. federally mandated anti-money laundering regulations, specifically the USA PATRIOT Act, which amends the Bank Secrecy Act, dictate the rules and documentation requirements we follow for the sales of money orders. In addition, we are subject to random anti-money laundering compliance audits. We have an anti-money laundering compliance program to review all money order sales transactions ensuring compliance with federal regulations.
We also adhere to the rules governing lottery sales as determined by state lottery commissions in each state in which we make such sales.
Our activities in Canada require certain government permits and licenses, in particular pertaining to the sale of alcoholic beverages, tobacco and lottery tickets and as a distributor of heating oil. Our retail sites are concentrated in Québec and the eastern Canadian provinces, which have certain governmental regulations on motor fuel pricing. Moreover, we sell certain products subject to price regulation in certain provinces, such as milk, beer and wine. In addition, in some instances, provincial or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages, tobacco products and lottery tickets to persons younger than a certain age. Provincial and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages, tobacco products and lottery tickets. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations.
Safety
We are subject to comprehensive federal, provincial, state and local safety laws and regulations. These regulations address issues ranging from facility design, equipment specific requirements, training, hazardous materials, record retention, self-inspection, equipment maintenance and other worker safety issues, including workplace violence. We aim to fulfill these regulatory requirements through health, environmental and safety programs.
Other Regulatory Matters
Our retail sites are subject to regulation by federal, state, provincial and/or local agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of retail sites, including regulations relating to zoning and building requirements and the preparation and sale of food.
Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new retail site in a particular area.
Our operations are also subject to federal, state, provincial and/or local laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level and in each province in Canada where we operate, there are proposals under consideration from time to time to increase minimum wage rates.
Employees
As of December 31, 2013, we employed 9,196 persons in our U.S. segment, of which approximately 79% were full-time employees. Approximately 94% of our U.S. employees work in our convenience stores and 6% work in our corporate or field offices.
As of December 31, 2013, we employed 3,125 persons in our Canada segment, of which approximately 43% were full-time employees. Approximately 87% of our Canadian employees work in our convenience stores and 13% work in our field or administrative offices.

RISK FACTORS
Risks Relating to the Separation and Distribution
We may not realize the potential benefits from the separation, and our historical consolidated and combined financial information is not necessarily indicative of our future prospects. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.
We may not realize the potential benefits we expect from our separation from Valero, which include, among others, allowing us to pursue a more focused, industry-specific strategy, allowing us to concentrate our resources wholly on our particular market segments and eliminating competition for capital between us and other subsidiaries of Valero by allowing us to obtain and deploy capital for our specific business needs. In addition, we could continue to incur significant costs, including those described below, which may exceed our estimates.
Our historical consolidated and combined financial statements do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent, publicly traded company during the periods presented or those that we will achieve in the future, as a result of the following factors:

•
Our historical consolidated and combined financial results reflect allocations of expenses for services historically provided by Valero, and those allocations may be significantly lower than the comparable expenses we would have incurred as an independent company.

•
Our working capital requirements historically were satisfied as part of Valero’s corporate-wide cash management programs. In connection with the separation and distribution, we incurred $1.05 billion of indebtedness. As a result of new payment terms on motor fuel purchases from Valero, our cash balance was increased by $253 million as of December 31, 2013.

•
Our historical consolidated and combined financial information may not fully reflect the costs associated with being an independent public company, including significant changes that may occur in our cost structure, management, financing arrangements and business operations as a result of our separation from Valero.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and the notes to those statements included elsewhere in this annual report.
We have a limited history operating as an independent public company. We have incurred significant costs to create the corporate infrastructure necessary to operate as an independent public company. We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company. We may experience increased ongoing costs in connection with being an independent public company.
We historically used Valero’s corporate infrastructure to support our business functions, including information technology (“IT”) systems. Valero performed various corporate functions for us, including tax administration, treasury activities, accounting, IT services, ethics and compliance program administration, risk management and public relations. The expenses related to establishing and maintaining this infrastructure were spread among all of Valero’s businesses.
After the expiration of the transition arrangements described below, we will no longer have access to Valero’s infrastructure, and we will need to establish our own for which we will incur costs.
Valero is contractually obligated to provide to us only those transition services specified in the Transition Services Agreements and the other agreements we entered into with Valero in connection with the separation and distribution. The expiration date of the Transition Services Agreements varies by service provided, but is generally no longer than 18 months from the distribution date. Most of the services that are covered in such agreements are now provided internally or by unaffiliated third parties. We expect to transition to our own enterprise reporting system during the second quarter of 2014. We expect to be substantially complete developing our IT infrastructure that is separated from Valero in the third quarter of 2014.

Similarly, we historically purchased a wide variety of products and services, including software licenses, from third parties as part of Valero. We may experience some increased costs after the separation as a result of our inability to continue to purchase products and services on terms that are as favorable to us as those obtained under these combined purchasing arrangements. Although we cannot predict the extent of any such increased costs, it is possible that such costs could have a negative impact on our business and results of operations.
Valero has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Valero for certain liabilities. If we are required to act on these indemnities to Valero, we may need to divert cash to meet those obligations, and our financial results could be negatively impacted. In the case of Valero’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or as to Valero’s ability to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and other agreements with Valero, Valero has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Valero for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Valero are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Valero has agreed to retain. Further, there can be no assurance that the indemnity from Valero will be sufficient to protect us against the full amount of such liabilities, or that Valero will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Valero any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, cash flows, results of operations and financial condition.
We are subject to continuing contingent liabilities of Valero.
There are several significant areas where the liabilities of Valero may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the “Code”), and the related rules and regulations, each corporation that was a member of the Valero consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Valero consolidated tax reporting group for that taxable period. In connection with the separation, we entered into a Tax Matters Agreement with Valero that allocated the responsibility for prior period taxes of the Valero consolidated tax reporting group between us and Valero. However, if Valero is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Valero and/or our stockholders could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify Valero for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
If the distribution or certain internal transactions undertaken in anticipation of the distribution are determined to be taxable for U.S. federal income tax purposes, then we, Valero and/or our stockholders could be subject to significant tax liability. Valero has received a private letter ruling from the IRS to the effect that, for U.S. federal income tax purposes, the distribution, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 361 of the Code, and that certain internal transactions undertaken in anticipation of the distribution will qualify for favorable treatment. Notwithstanding the private letter ruling, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of the facts, assumptions, representations or undertakings we or Valero have made or provided to the IRS is not correct, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes, and they could incur significant U.S. federal income tax liabilities. In addition, Valero would recognize a gain in an amount equal to the excess of the fair market value of shares of our common stock distributed to Valero stockholders on the distribution date over Valero’s tax basis in such shares of our common stock. Moreover, Valero could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the distribution are taxable.
Under the Tax Matters Agreement between Valero and us, we will be required to indemnify Valero against any tax resulting from the distribution to the extent that such tax resulted from (i) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (ii) other actions or failures to act by us, or (iii) any of our representations or undertakings being incorrect. Our indemnification obligations to Valero and its officers and directors will not be limited by any maximum amount. If we are required to indemnify Valero or such other persons under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial liabilities.
We might not be able to engage in desirable strategic transactions and equity issuances for two years following the distribution because of certain restrictions relating to requirements for tax-free distributions.
To preserve the tax-free treatment to Valero of the distribution, for the two-year period following the distribution, we may be limited or prohibited, except in specified circumstances, from:

•	entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our common stock;

•	ceasing to actively conduct the retail business; and / or

•	taking or failing to take any other action that prevents the distribution and related transactions from being tax-free.
These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.
We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with Valero.
The agreements entered into with Valero in connection with the separation, including the Separation and Distribution Agreement, the Tax Matters Agreement and other agreements, were negotiated in the context of the separation while we were still a wholly owned subsidiary of Valero. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent Board of Directors or a management team independent of Valero. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements negotiated in the context of the separation related to, among other things, the allocation of assets, liabilities, rights and other obligations between Valero and us. Arm’s-length negotiations between Valero and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the separation and the distribution.
Our financial results previously were included within the consolidated results of Valero, and our reporting and control systems were appropriate for those of a subsidiary of a public company. Prior to the distribution, we were not directly subject to reporting and other requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. Following the distribution, we are subject to such reporting and other requirements, which require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations place significant demands on our management, administrative and operational resources, including accounting and IT resources.

To comply with these requirements, we have upgraded and continue to upgrade our systems, including computer hardware infrastructure, implementation of additional financial and management controls, reporting systems and procedures, and we continue to hire additional accounting, finance and IT staff. We have and will continue to incur additional annual expenses related to these steps, including with respect to, among other things, directors and officers liability insurance, director fees, reporting fees with the SEC, transfer agent fees, increased auditing and legal fees and similar expenses, which expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, IT and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Industry and Our Business
Volatility in crude oil and wholesale motor fuel costs, seasonality in those costs and seasonality in motor fuel sales volumes and merchandise sales affect our operating results and cash flows.
For the year ended December 31, 2013, motor fuel revenue accounted for 83% of total revenues and motor fuel gross margin accounted for 46% of total gross margin. The sales prices for our motor fuel are substantially impacted by the price we pay for wholesale motor fuel. Wholesale motor fuel costs are directly related to the price of crude oil and are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. or Canadian dollars relative to other foreign currencies, particularly those of oil producing nations, could significantly affect oil supplies and, consequently, wholesale motor fuel costs. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at oil refineries, sustained increase in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.
Significant increases and volatility in wholesale motor fuel costs could result in an increase in the retail price of motor fuel and in lower motor fuel gross margins per gallon. Increases in the retail price of motor fuel could impact consumer demand for motor fuel and convenience merchandise. Dramatic increases in oil prices reduce retail motor fuel gross margins, because wholesale motor fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, significant decreases in oil prices and the corresponding decreases in wholesale motor fuel sales prices can result in lower revenues. As the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations, we attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in each geographic market. As such, our revenues and gross margin for motor fuel can increase or decrease significantly and rapidly over short periods of time. The volatility in crude oil and wholesale motor fuel costs and sales prices makes it extremely difficult to forecast future motor fuel gross margins or predict the effect that future wholesale costs and sales prices fluctuations will have on our operating results and financial condition.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—The Significance of Crude Oil Prices on Our Revenues and Cost of Sales” and “—Results of Operations.”
Furthermore, oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross margins and merchandise sales can be subject to seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The convenience store and retail motor fuel industries are highly competitive, and new entrants or increased competition could result in reduced gross margins.
The convenience store and retail motor fuel industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found at our retail sites. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets and club stores, have begun to compete directly with convenience stores, particularly in the sale of motor fuel. These non-traditional motor fuel retailers have obtained a significant share of the motor fuel market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and motor fuel sales. Some of our competitors have been in existence longer than us and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.
Changes in credit card expenses could reduce our gross margin, especially on motor fuel.
A significant portion of our sales involve payment using credit cards. We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross margins. Higher motor fuel prices result in higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect. Therefore, credit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross margins. In fact, such fees may cause lower gross margins. Lower gross margins on motor fuel sales caused by higher credit card fees may decrease our overall gross margin and could have a material adverse effect on our business, financial condition and results of operations.
General economic conditions that are largely out of our control may adversely affect our financial condition and results of operations.
Recessionary economic conditions, higher interest rates, higher motor fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products we sell at our retail sites. Unfavorable economic conditions, higher motor fuel prices and unemployment levels can affect consumer confidence, spending patterns and miles driven, with many customers “trading down” to lower priced products in certain categories when unfavorable conditions exist. These factors can lead to sales declines in both motor fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.
Changes in our consumer behavior and travel as a result of changing economic conditions, labor strikes or otherwise could affect our business.
In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit our stores, may adversely affect our sales and gross margin. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect their reputation and brand image, which may negatively affect our motor fuel sales and gross margin. Similarly, advanced technology and increased use of “green” automobiles (e.g., those automobiles that do not use petroleum-based motor fuel or that are powered by hybrid engines) would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus will positively impact overall merchandise gross margin.

Legal, technological, political and scientific developments regarding climate change and fuel efficiency may decrease demand for motor fuel.
Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may decrease the demand for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our sales and ability to market our product. New technologies developed to steer the public toward non-fuel dependent means of transportation may create an environment with negative attitudes toward motor fuel, thus affecting the public’s attitude toward our major product and potentially having a material adverse effect on our business, financial condition and results of operations. Further, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based motor fuel, which could have a material adverse effect on our business, financial condition and results of operations.
Future tobacco legislation, campaigns to discourage smoking, increased use of tobacco alternatives, increases in tobacco taxes and wholesale cost increases of tobacco products could have a material adverse impact on our operating revenues and gross margin.
Sales of tobacco products have historically accounted for a significant portion of our total sales of convenience store merchandise. Increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation, national and local campaigns to discourage smoking in the U.S. and Canada, and increased use of tobacco alternatives such as electronic cigarettes, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Competitive pressures in our markets can make it difficult to pass price increases on to our customers. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross margin and overall customer traffic. Reduced sales of tobacco products or smaller gross margins on the sales we make could have a material adverse effect on our business, financial condition and results of operations.
Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross margin. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively affect gross margins. These factors could materially affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross margin and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive government laws and regulations, and the cost of compliance with such laws and regulations can be material.
Our business and properties are subject to extensive local, state, provincial and federal governmental laws and regulations relating to, among other things, environmental conditions, the sale of alcohol, tobacco and money orders, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our operating results and financial condition. In addition, failure to comply with local, state, provincial and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business and our operating results.
In certain areas where our retail sites are located, provincial, state or local laws limit the retail sites’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Moreover, in some Canadian provinces, we are subject to price regulation on products such as gasoline, heating oil, milk, beer and wine. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties. Moreover, these laws may impact our sales volumes in general, as customers who purchase certain products such as alcoholic beverages typically buy other products when they shop. Laws that curtail the consumer’s ability to buy certain products at our convenience stores may curtail consumer demand for other products that we sell.

Regulations related to wages also affect our business. In addition, if a portion of our workforce were to create or become part of a labor union, we could be forced to increase our compensation levels in order to avoid work disruptions or stoppages. Any appreciable increase in the statutory minimum wage or unionization of our workforce could result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.
Further, U.S. health care reform legislation requires us to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, and increases our costs and expenses. We currently estimate that our annual health care costs will increase by approximately $8 million in 2014 as a result of changes in available insurance programs due to U.S. health care reform.
Any changes in the laws or regulations described above that are adverse to us and our properties could affect our operating and financial performance. In addition, new regulations are proposed from time to time which, if adopted, could have a material adverse effect on our operating results and financial condition.
We are subject to extensive federal, provincial, state and local environmental laws.
Our operations are subject to a variety of environmental laws and regulations, including those relating to emissions to the air, discharges into water, releases of hazardous and toxic substances and remediation of contaminated sites. Under various federal, provincial, state and local laws and regulations, we may, as the owner or operator, be liable for the costs of removal or remediation of contamination at our current locations or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. In particular, as an owner and operator of motor fueling stations, we face risks relating to petroleum product contamination that other convenience store operators not engaged in such activities would not face. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. Contamination on and from our current or former locations may subject us to liability to third parties or governmental authorities for injuries to persons, property or natural resources and may adversely affect our ability to sell or rent our properties or to borrow money using such properties as collateral.
In the U.S., persons who dispose of or arrange for the disposal or treatment of hazardous or toxic substances at third party sites may also be liable for the costs of removal or remediation of such substances at these disposal sites although such sites are not owned by such persons. Our current and historic operation of many locations and the disposal of contaminated soil and groundwater wastes generated during cleanups of contamination at such locations could expose us to such liability.
We are subject to extensive environmental laws and regulations regulating USTs and vapor recovery systems. Compliance with existing and future environmental laws regulating such tanks and systems may require significant expenditures. In the U.S., we pay fees to state “leaking UST” trust funds in states where they exist. These state trust funds are expected to pay or reimburse us for remediation expenses related to contamination associated with USTs subject to their jurisdiction. Such payments are always subject to a deductible paid by us, specified per incident caps and specified maximum annual payments, which vary among the funds. Additionally, such funds may have eligibility requirements that not all of our sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which could materially, adversely affect our financial condition and results of operations. We can make no assurance that these funds or responsible third parties are or will continue to remain viable. See Note 14 under the caption “Litigation Matters” for a discussion of certain allegations made against us by the State of Colorado related to the remediation activities of USTs.
The nature of our motor fuel operations and those we acquire present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations which we may acquire. We regularly monitor our facilities for environmental contamination and record reserves on our financial statements to cover potential environmental remediation and compliance costs as we consider appropriate. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with any environmental regulations or an increase in regulations could materially and adversely affect our operating results and financial condition.

Legislative and regulatory initiatives regarding climate change and greenhouse gas emissions have accelerated recently in the U.S. and in Canada. Greenhouse gases are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. Governmental climate change or greenhouse gas reduction initiatives that are enacted could have a material adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our motor fuel costs and/or decreasing customer demand for motor fuel sold at our locations. For example, the California Global Warming Solutions Act, also known as AB 32, directs the California Air Resources Board (“CARB”) to develop and issue regulations to reduce greenhouse gas emissions in California to 1990 levels by 2020. CARB has issued a variety of regulations aimed at reaching this goal, including a Low Carbon Fuel Standard, a statewide cap-and-trade program and electricity renewable standards. AB 32 went into effect in 2013 for greenhouse gas emission from refineries, and in 2015 the law will cover greenhouse gas emissions from the refineries’ mobile sources, i.e. our convenience stores. This will mean that the price we pay to purchase motor fuel for resale will increase in California as refiners charge distributors more to cover the credits and we have to pass that cost on the to our customers. The Obama Administration also released a climate action plan in June 2013 directing, among other matters, additional regulations be implemented to reduce greenhouse gas emissions. In addition, the Canadian province of Québec enacted a regulation creating a cap-and-trade system that will apply to our Canadian subsidiary starting on January 1, 2015. To the degree these programs or greenhouse gas regulations increase costs that we are unable to recover or otherwise adversely affect consumer demand, these matters could have a material adverse effect on our financial position, results of operations and liquidity.
Unfavorable weather conditions, the impact of climate change or other trends or developments in the regions in which we operate could adversely affect our business.
Substantially all of our convenience stores are located in the southwestern U.S., Colorado and in eastern Canada. These regions are susceptible to certain severe weather events and potential impacts of climate change, such as hurricanes, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance may also affect our business, financial condition and results of operations.
We could be adversely affected if we are not able to attract and retain a strong management team.
We are dependent on our ability to attract and retain a strong management team. If, for any reason, we are not able to attract and retain qualified senior personnel, our business, financial condition, results of operations and cash flows could be adversely affected. We also are dependent on our ability to recruit qualified convenience store and field managers. If we fail to attract and retain these individuals at reasonable compensation levels, our operating results may be adversely affected.
Our convenience store growth and improvement strategies require significant resources, which, if they are not completed successfully, may divert our resources from more productive uses and harm our financial results.
In order to meet our growth objectives, we will need to secure an adequate number of suitable new or expanded convenience store sites, many of which are in competitive locations in their local markets. We require that all proposed convenience store sites satisfy our criteria regarding cost and location. In addition, we may experience further increased competition for convenience store sites. We can provide no assurance that we will be able to find a sufficient number of suitable new convenience store sites for any planned expansion in any future period.
Additionally, our expectations regarding financial performance are based on our new convenience stores opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new convenience store openings beyond their expected dates or force us to abandon planned openings altogether.

We also expect to devote significant resources to development of NTIs and store improvement, which may include developing new stores and remodeling and/or re-branding certain stores and divesting of less productive stores. There can be no assurance that these initiatives will be successful or that they will represent the most productive use of our resources or that they will be completed on expected dates.
Valero is our principal supplier of motor fuel. A disruption in supply or a change in that relationship could have a material adverse effect on our business.
In connection with the separation, we entered into long-term fuel supply agreements with Valero pursuant to which Valero supplies our retail sites with motor fuel. As a result, we depend on Valero as the principal supplier of our motor fuel. A change of motor fuel suppliers, a disruption in supply or a significant change in our relationship or payment terms with Valero could have a material adverse effect on our business, cost of sales, financial condition, results of operations and liquidity. After one year, Valero can, at its sole discretion, reduce or eliminate the payment terms on motor fuel purchases.
Pending or future litigation could adversely affect our financial condition and results of operations. Litigation and publicity concerning motor fuel or food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our retail sites.
Convenience store businesses can be adversely affected by litigation and complaints from customers or government agencies resulting from motor fuel or food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. Additionally, if Valero experienced a major accident or event that resulted in adverse publicity for Valero, we could be similarly affected because Valero supplies substantially all of our motor fuel. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies. Please see Note 14 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
The dangers inherent in the storage of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
We store motor fuel in storage tanks at our retail sites. Our operations are subject to significant hazards and risks inherent in storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition and results of operations.
Future consumer or other litigation could adversely affect our financial condition and results of operations.
Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury, off-specification motor fuel, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition, results of operations and cash flows could be adversely affected. Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, last year reached a settlement in principle of a series of class-action claims alleging that the sale of unadjusted volumes of motor fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the motor fuel with the increase of motor fuel temperatures. See further discussion of this matter in Note 14 under the caption “Litigation Matters” of the notes to the consolidated and combined financial statements.

We rely on our IT systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our IT systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure will not have a material adverse effect on our financial condition or results of operations.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cybersecurity attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a motor fuel and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur.
Cyberattacks are rapidly evolving and becoming increasingly sophisticated. A successful cyberattack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard against cyberattacks.
We are subject to currency exchange risk.
A significant portion of our sales are made in Canada. In our consolidated and combined financial statements, we translate the local currency financial results of our Canada segment into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, at a constant level of business, our reported Canadian revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
Substantially all of our indebtedness following the distribution is denominated in U.S. dollars, while a significant portion of our revenue and cash flow is generated from our Canadian operations. To the extent that the cash flow generated from our U.S. operations is not sufficient to satisfy the ongoing payment obligations under our U.S. dollar-denominated debt, we will need to convert Canadian dollars into U.S. dollars in order to make the necessary payments and we may incur additional tax expense. Accordingly, a strengthening of the U.S. dollar against the Canadian dollar could make it more difficult for us to repay our indebtedness.
Given the volatility of exchange rates, we may not be able to manage our currency risks effectively, which could have a material adverse effect on our financial condition or results of operations.
We have comprehensive insurance coverage, but we may incur losses that are not covered by insurance or reserves in whole or in part, and such losses could adversely affect our results of operations and financial position.
We reserve for estimated general liability, workers’ compensation and employee work injury liabilities. Although, we carry comprehensive insurance policies to cover general liabilities, workers’ compensation liabilities, employee work injury liabilities, property losses and directors’ and officers’ liabilities, a significant portion of risk is self-insured where the risk may not be insurable or cannot be insured at a reasonable cost. Some losses, such as those resulting from wars or acts of terrorism may not be insurable at any cost. Self-insured losses and uninsurable losses, if large enough, could have a material impact on our results of operations and financial position. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the retailing activities conducted at that property, while remaining obligated for any mortgage debt or other financial obligations related to the property. Any such loss could adversely affect our business, results of operations or financial condition.
Uncertainty and illiquidity in credit and capital markets could impair our ability to obtain credit and financing on acceptable terms.
Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors that we do not control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely affected by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders, causing them to fail to meet their obligations to us. Our access to credit and capital markets may be affected by the credit ratings assigned to our debt by independent credit rating agencies.
Compliance with and changes in tax laws could adversely affect our performance.
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
We have substantial debt, which could have a negative impact on our financial position and prevent us from fulfilling our obligations under our debt agreements and notes.
We have a significant amount of debt. As of December 31, 2013, we had $1.04 billion of total debt and $213 million of undrawn availability under our revolving credit facility. Our overall leverage and the terms of our financing arrangements could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult for us to satisfy our obligations under our senior notes;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•
limit our flexibility to plan for and to adjust to changing business and market conditions in the industry in which we operate, and increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;

•
limit our ability to obtain additional financing for working capital, for capital expenditures, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward;

•	subject us to higher levels of indebtedness than some of our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition; and

•	limit our ability to develop NTIs, which is restricted annually by certain of our operating results of the immediately prior calendar year.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreement relating to our senior credit facilities and the indenture governing our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we breach our covenants under our senior credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facilities, and the lenders could exercise their rights and we could be forced into bankruptcy or liquidation.
Despite our substantial debt level, we are still able to incur substantial additional amounts of debt, which could further exacerbate the risks associated with our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness (including secured indebtedness) in the future. The terms of our senior secured revolving credit and term loan facilities (collectively, our “senior credit facilities”) and the indenture governing our senior notes do not fully prohibit us or our subsidiaries from doing so. Although our senior credit facilities and the indenture governing our senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2013, we have $213 million of undrawn availability under our senior secured revolving credit facility. If new debt is added to our current debt levels, the related risks we could face would be magnified.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior secured revolving credit and term loan facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
We are a holding company. Substantially all of our business is conducted through our subsidiaries. Our ability to repay our debt and pay dividends depends on the performance of our subsidiaries and their ability to make distributions to us.
We are a holding company and conduct all of our operations through our subsidiaries. As a result, we rely on dividends, loans and other payments or distributions from our subsidiaries to meet our debt service obligations and enable us to pay interest and dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends substantially on their respective operating results and is subject to restrictions under, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of financing arrangements of our subsidiaries).

Covenants in the agreements governing our indebtedness restrict our ability to engage in certain activities, and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The indenture governing our senior notes and the agreement governing our senior credit facilities restricts our ability to, among other things:

•	incur, assume or guarantee additional indebtedness or issue certain preferred stock;

•	declare or pay dividends, redeem, repurchase or retire our capital stock or subordinated indebtedness or make other distributions to stockholders;

•	make specified types of investments;

•	create liens or use assets as security in other transactions;

•	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

•	consolidate or merge with or into, or sell, transfer, lease or dispose of all or substantially all of our assets to, another person;

•	enter into transactions with affiliates;

•	designate unrestricted subsidiaries; and

•	enter into new lines of business.
In addition, the agreement governing our senior credit facilities contains various financial covenants that require us to maintain a maximum total lease adjusted leverage ratio of 3.75 to 1.00 through September 30, 2015 and 3.50 to 1.00 thereafter, and a minimum fixed charge coverage ratio of 1.30 to 1.00 that limits the amount of expansion capital expenditures that we may make in any calendar year. Such restrictions may limit our ability to successfully execute our business plans, which may have adverse consequences on our operations.
If we are unable to comply with the restrictions and covenants in such agreements, or in future debt financing agreements, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control. As a result, we cannot make any assurances that we will be able to comply with these restrictions and covenants or meet these tests. Any default under the agreements governing our indebtedness, including a default under the agreement governing our senior credit facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on our senior notes and substantially decrease the market value of our senior notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in the agreement governing our senior credit facilities and the indenture governing our senior notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior credit facilities and the indenture governing our senior notes. In the event of such default:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our senior credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Moreover, the agreements governing our indebtedness contain cross-default or cross-acceleration provisions that would be triggered by the occurrence of a default or acceleration under other instruments governing our indebtedness. If the payment of our indebtedness is accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any acceleration.
Risks Relating to Our Common Stock
The market price of our shares may fluctuate widely.
We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and general economic conditions; and

•	the other factors described in these “Risk Factors” and elsewhere in this annual report.
Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could negatively affect the trading price of our common stock.
We cannot guarantee that we will continue to pay dividends on our common stock.
On October 15, 2013, we paid our first quarterly cash dividend of $0.0625 per share to shareholders of record as of September 30, 2013. On January 15, 2014 we paid a regular quarterly cash dividend of $0.0625 per share to shareholders of record as of December 31, 2013. On March 4, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.0625 per share, payable on April 15, 2014, to shareholders of record as of March 31, 2014. We expect to continue the practice of paying regular quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. There can be no assurance that we will continue to pay any dividends.
Certain provisions in our corporate documents and Delaware law may prevent or delay an acquisition of our company, even if that change may be considered beneficial by some of our stockholders.
The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:

•	providing our Board of Directors with the right to issue preferred stock without stockholder approval;

•	prohibiting stockholders from taking action by written consent;

•	restricting the ability of our stockholders to call a special meeting;

•	providing for a classified Board of Directors;

•
providing that the number of directors will be filled by the Board of Directors and vacancies on the Board of Directors, including those resulting from an enlargement of the Board of Directors, will be filled by the Board of Directors;

•	requiring cause and an affirmative vote of at least 60% of the voting power of the then-outstanding voting stock to remove directors;

•	requiring the affirmative vote of at least 80% of the voting power of the then-outstanding voting stock to amend certain provisions of our certificate of incorporation and bylaws; and

•	establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for stockholder proposals.
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our stockholders.
PROPERTIES
Our principal properties are described above under the caption “CST’s Operations,” and that information is incorporated herein by reference. We believe that our properties and retail sites are generally adequate for our operations and that our retail sites are maintained in a good state of repair.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part II, Item 8 of this annual report included in Note 14 of the notes to the consolidated and combined financial statements under the caption “Litigation Matters.”
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
As of March 3, 2014, we had 75,599,684 shares of our common stock issued and outstanding and approximately 5,800 shareholders of record. Our common stock trades on the NYSE under the symbol “CST.”
The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE, and quarterly cash dividends declared per share. The last reported sales price of our common stock on the NYSE on March 3, 2014 was $32.29 per share.

	Common Stock Price Range		Cash Dividends Declared Per Share
	High	Low
2013
Second Quarter (Beginning May 2, 2013)	$33.94	$28.70	$—
Third Quarter	35.00	29.05	0.0625
Fourth Quarter	$36.92	$28.91	$0.0625
On October 15, 2013, we paid our first quarterly cash dividend of $0.0625 per share to shareholders of record as of September 30, 2013. On January 15, 2014, we paid a regular quarterly cash dividend of $0.0625 per share to shareholders of record as of December 31, 2013. On March 4, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.0625 per share, payable on April 15, 2014, to shareholders of record as of March 31, 2014.
We expect to continue the practice of paying regular quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.

Cumulative Stockholder Returns
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of CST’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Index and an index of direct peer companies (that we selected) for the period commencing May 2, 2013 (the day our common stock began trading on the NYSE) and ending December 31, 2013.
The S&P 500 Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. Our peer group consists of the following six companies: Casey’s General Stores, Inc. (CASY), Alimentation Couche-Tard Inc. (ATD-B.TO), Murphy U.S.A., Inc. (MUSA), Susser Holdings Corporation (SUSS), Pantry, Inc. (PTRY) and Travel Centers of America, L.L.C (TA).
The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer group at closing prices on May 2, 2013 and assumes the reinvestment of dividends.

	May 2, 2013	December 31, 2013
CST Common Stock	$100.00	$121.60
Peer Group	100.00	115.72
S&P 500 Index	100.00	116.79

ITEM 6. SELECTED HISTORICAL CONDENSED CONSOLIDATED AND CONDENSED COMBINED FINANCIAL DATA
The following selected financial data reflect the combined results of Valero’s retail business for periods prior to the separation and distribution and our consolidated results for periods after the separation and distribution. We derived the selected consolidated and combined income statement data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated and combined balance sheet data as of December 31, 2013 and 2012, from the consolidated and combined financial statements included elsewhere in this annual report. We derived the selected combined income statement data for the years ended December 31, 2010 and 2009, and the selected combined balance sheet data as of December 31, 2011, 2010 and 2009, from the combined financial statements of CST, which are not included in this annual report.
To ensure a full understanding, you should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included elsewhere in this annual report.
The financial data below are presented in millions. Amounts have been adjusted to retrospectively apply our change in accounting policy discussed in Note 2 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.

	Year Ended December 31,
	2013(a)	2012	2011	2010	2009
Operating revenues	$12,777	$13,135	$12,863	$10,371	$8,780
Gross margin	1,097	1,133	1,133	1,066	977
Operating income	238	313	322	294	231
Interest expense	(27)	(1)	(1)	(1)	(1)
Net income	139	208	218	196	152
Basic earnings per common share	$1.84	$2.76	$2.89	$2.60	$2.02
Diluted earnings per common share	$1.84	$2.76	$2.89	$2.60	$2.02
Dividends declared per common share	$0.125	$—	$—	$—	$—

	December 31,
	2013(a)	2012	2011	2010	2009
Total assets	$2,303	$1,732	$1,713	$1,641	$1,595
Debt and capital lease obligations, less current portion	1,006	4	5	5	6
Stockholders’ equity / net investment	627	1,270	1,272	1,213	1,211

(a) The separation and distribution resulted in material changes to our consolidated and combined financial statements as of and for the year ended December 31, 2013. See Note 1 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for further discussion of these changes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of our results of operations and financial condition should be read in conjunction with Items 1, 1A and 8, included elsewhere in this annual report.
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this annual report. This annual report includes forward-looking statements, including in the sections entitled “Business, Risk Factors and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goals,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involved assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	competitive pressures from convenience stores, filling stations and other non-traditional retailers located in our markets;

•	volatility and seasonality in crude oil, wholesale motor fuel costs and motor fuel sales;

•	increasing consumer preferences for alternative motor fuel and improvements in fuel efficiency;

•	seasonal trends in the retail industry;

•	severe or unfavorable weather conditions;

•	fluctuations in the exchange rate between the U.S. and Canadian currencies;

•	inability to build or acquire and successfully integrate new retail sites;

•	our ability to comply with federal, provincial and state regulations, including those related to environmental matters, the sale of alcohol and cigarettes, and employment laws and health benefits;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, labor strikes or otherwise;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer or other litigation;

•	wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dependence on Valero for motor fuel;

•	dependence on suppliers, including Valero, for credit terms;

•	dependence on senior management and the ability to attract qualified employees;

•	acts of war and terrorism;

•	political conditions in oil producing regions and global demand for oil;

•	dependence on our IT systems and maintaining data security;

•	changes in accounting standards, policies or estimates;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•
the impact of the separation and distribution and risks relating to our ability to operate effectively as an independent, publicly traded company, including any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	any failure to fully and/or timely achieve the expected benefits of the separation and the distribution;

•	a determination by the IRS that the distribution or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this annual report, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this annual report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s discussion and analysis is organized as follows:

•
Executive Overview—This section provides an overview of the separation of CST from Valero, the basis of presentation with respect to the amounts presented in the discussion of our results of operations, change in accounting principle, significance of crude oil prices on our revenues and cost of sales, our motor fuel strategy, the seasonality of our business, a description of our business segments and an overview of our results of operations.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our two business segments, for the years ended December 31, 2013, 2012 and 2011, and an outlook for our two business segments.

•
Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements, contractual obligations and other matters impacting our liquidity and capital resources.

•
New Accounting Policies—This section describes new accounting pronouncements that we have already adopted, those that we are required to adopt in the future, and those that became applicable in the current year as a result of new circumstances.

•
Critical Accounting Policies Involving Critical Accounting Estimates—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview
Overview of the Separation from Valero
On April 4, 2013, the Valero Board of Directors approved the separation and distribution of its retail business resulting in us becoming a separate, publicly traded company. In accordance with a separation and distribution agreement, the two companies were separated by Valero distributing to its stockholders 80% of our common stock on May 1, 2013. Each Valero stockholder received one share of our common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of our common stock were not distributed and any fractional shares of our common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. The remaining 20% of our common stock was retained by Valero until November 14, 2013, as described below. In conjunction with the separation and distribution, Valero received a private letter ruling from the I.R.S. to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss will be recognized by (and no amount will be included in the income of) U.S. holders of Valero common stock upon their receipt of shares of our common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets and liabilities associated with Valero’s retail business in Canada is taxable for Canadian income tax purposes.
On November 14, 2013, the underwritten public offering of our common stock owned by Valero closed. The offering of 15,079,448 shares of our common stock included 1,966,884 shares of common stock that were sold pursuant to the underwriters’ option to purchase additional shares, which was exercised in full prior to closing. Due to the exercise of the over-allotment option in full, Valero has no remaining ownership in our common stock. The total number of shares of our common stock outstanding did not change as a result of the offering. We did not sell any shares in this offering and did not receive any proceeds from the sale of the shares of common stock in this offering.
Basis of Presentation
The consolidated and combined financial statements of CST included elsewhere in this annual report include the combined historical results of operations, financial position and cash flows of Valero’s retail business, including an allocable portion of corporate costs. Although the legal transfer of the retail business of Valero into CST took place on May 1, 2013, for ease of reference, these consolidated and combined financial statements are collectively referred to as those of CST.
The combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada had been combined for all periods prior to the separation and distribution. The assets and liabilities in the combined balance sheets have been reflected on a historical cost basis, as immediately prior to the separation and distribution, and all of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group. The combined statements of income prior to the separation and distribution also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and IT. These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Subsequent to the separation and distribution, Valero continues to perform certain of these corporate functions on our behalf, for which we are charged a fee, in accordance with the Transition Services Agreements. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone public company during the combined periods presented and may not reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone public company during the combined periods presented. Actual costs that would have been incurred if we had operated as a stand-alone public company during all periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.

The consolidated financial statements reflect our financial results for all periods subsequent to the separation and distribution while the combined financial statements reflect the financial results of Valero’s retail business for all periods prior to the separation and distribution. Accordingly:

•
Our consolidated and combined statements of income and comprehensive income for the year ended December 31, 2013, consist of the consolidated results of CST for the eight months ended December 31, 2013, and of the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of income and comprehensive income for the years ended December 31, 2012 and 2011 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated balance sheet at December 31, 2013, consists of the consolidated balances of CST, while our combined balance sheet at December 31, 2012, consists of the combined balances of Valero’s retail business.

•
Our consolidated and combined statement of cash flows for the year ended December 31, 2013, consists of the consolidated results of CST for the eight months ended December 31, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of cash flows for the years ended December 31, 2012 and 2011, consist entirely of the combined results of Valero’s retail business.

•
Our consolidated and combined statement of changes in equity for the three years ended December 31, 2013, consists of both the combined activity for Valero’s retail business from December 31, 2010 to April 30, 2013, and the consolidated activity for CST subsequent to the separation and distribution.

Change in Accounting Principle
During the fourth quarter of 2013, we elected to change our method of valuing our Canada motor fuel inventory to the weighted-average cost method, whereas in all previous years motor fuel inventory was valued using the last-in, first-out (“LIFO”) method. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. See Note 2 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for further discussion of this change.
The Significance of Crude Oil Prices on Our Revenues and Cost of Sales
Wholesale motor fuel prices are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in retail prices is affected by competitive conditions in each geographic market. As such, the prices we charge our customers for motor fuel and the gross margin we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time. It has been our experience, however, that over time, motor fuel gross margins are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
Changes in our average motor fuel selling price per gallon over the three year period ended December 31, 2013 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately half of our gross margin is derived from the sale of motor fuel. We typically experience lower motor fuel gross margins in periods when the cost of motor fuel increases, and higher motor fuel gross margins in periods when the cost of motor fuel declines rapidly or is more volatile. West Texas Intermediate (“WTI”) and Brent crude oil prices were more volatile over the two year period ended December 31, 2012, and WTI gradually increased throughout most of the year ended December 31, 2013. As a result, our motor fuel gross margin was lower in 2013 compared to 2012 and 2011.

As discussed, the volatility of crude oil and wholesale motor fuel prices significantly impacted our motor fuel gross margins in 2013, 2012 and 2011, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for each of the years in the three year period ended December 31, 2013:
(a) Represents the average monthly spot price per barrel during the periods presented for WTI and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional gasoline and New York Harbor conventional gasoline, respectively.

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
Impact of Inflation
The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. Inflation in energy prices impacts our cost of motor fuel, utility costs, credit card fees and working capital. In general, our motor fuel gross margin declines as the price of wholesale motor fuel increases with an opposite effect to our motor fuel gross margin as the price of wholesale motor fuel declines. As the price of wholesale motor fuel increases, our credit card fees increase as they are generally based on the total sales price. Utility costs generally fluctuate with the price of natural gas. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.
Business Segments
Our business is organized into two operating segments: U.S. and Canada. Operating segments were determined based on our management structure and geographic criteria, with each geographic area having separate gross margins, country specific regulatory environments and location-specific supply and demand characteristics. For more information about our business segments see “Business and Properties.”
Financial Results
For the years ended December 31, 2013 and 2012, we reported net income of $139 million and $208 million, respectively. Diluted earnings per share were $1.84 and $2.76, respectively. Our 2013 results of operations when compared to 2012 were negatively impacted by a decrease in our motor fuel cents per gallon gross margin. Motor fuel margin is significantly affected by the volatility of crude oil prices, as discussed under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.” Generally, crude oil and wholesale motor fuel prices were less volatile during 2013 than they were during 2012.
Also impacting our 2013 net income was an increase in general and administrative and interest expenses of $17 million and $26 million, respectively. The increase in general and administrative expenses was the result of new costs associated with being an independent, stand-alone, public company and the increase in interest expense was the result of our new debt issued in connection with the separation and distribution. Operating expense increased $13 million as a result of an increase in the number of convenience stores operated during 2013.
Included in net income for the year ended December 31, 2013 is a deferred tax charge of approximately $7 million, or $0.09 per diluted share, resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the separation and distribution. We also recorded asset impairments of $6 million during the year ended December 31, 2013.
For the years ended December 31, 2012 and 2011, we reported net income of $208 million and $218 million, respectively. The decrease in net income of $10 million was primarily due to a decline in operating income from our Canada segment and a $2 million increase in general and administrative expenses, which were partially offset by an increase in operating income from our U.S. segment in 2012. Operating income from our U.S. segment increased $44 million, which was largely attributable to an increase in our motor fuel gross margin driven by volatility in wholesale motor fuel prices and our ability to sustain, for a period, a higher motor fuel selling price per gallon during periods of crude oil price decreases (and corresponding decreases in wholesale motor fuel prices) that occurred during 2012. Operating income of our Canada segment decreased $51 million, which was attributable to a decrease in our motor fuel gross margin. Our motor fuel gross margin in our Canada segment declined from $0.28 per gallon in 2011 to $0.24 per gallon in 2012 primarily due to pricing pressure from our competitors.

Results of Operations
Consolidated and Combined Income Statement Analysis
Below is an analysis of our income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Comparative financial information of prior years has been adjusted to apply the weighted-average cost method retrospectively for our Canada segment. Our consolidated and combined statements of income are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$12,777	$13,135	$12,863
Cost of sales	11,680	12,002	11,730
Gross margin	1,097	1,133	1,133
Operating expenses:
Operating expenses	657	644	636
General and administrative expenses	78	61	59
Depreciation, amortization and accretion expense	118	115	113
Asset impairments	6	—	3
Total operating expenses	859	820	811
Operating income	238	313	322
Other income, net	4	1	1
Interest expense	(27)	(1)	(1)
Income before income tax expense	215	313	322
Income tax expense	76	105	104
Net income	$139	$208	$218

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Consolidated Results
Operating revenues declined $358 million, or 3%, and gross margin declined $36 million, or 3%. Operating income declined $75 million, or 24%. The decline in gross margin, combined with an increase in general and administrative expenses of $17 million and an increase in operating expenses of $13 million were the primary reasons for the operating income decline.
Operating revenues
Operating revenues declined $358 million, or 3%. Significant items impacting these results were:

•	A $146 million, or 2%, decline in our U.S. segment operating revenues primarily attributable to:

◦
A decline in the price per gallon of motor fuel that we sold in our U.S. segment contributed $205 million of the decline to our motor fuel operating revenues. This decline was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

◦
A decline in motor fuel sales volumes at our legacy stores of 14 million gallons, which decreased motor fuel operating revenues by $46 million and was partially due to a change in our motor fuel pricing strategy, as discussed above under the heading “Motor Fuel Strategy,” as well as inclement weather.

◦
Partially offsetting the decline in motor fuel sales volume at our legacy stores discussed above was an increase in motor fuel sales volumes of 20 million gallons, which increased motor fuel operating revenues by $68 million. This increase was attributable to an increase in the average number of company operated convenience stores in 2013 compared to 2012. We operated an average of 27 more convenience stores in the current year as compared to the prior year, primarily resulting from our acquisition of The Crackerbox, LLC (“Crackerbox”) in July 2012 and the opening of additional NTIs.

◦	Our merchandise revenues increased $40 million primarily as a result of the increase in the average number of company operated convenience stores during 2013.

•	A $212 million, or 4% decline in our Canada segment operating revenues primarily attributable to:

◦
A decline of $155 million in operating revenues in our Canada segment due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, the Canadian $1 was equal to U.S. $0.97 during 2013, as compared to U.S. $1.00 during 2012, representing a decrease in value of 3%.

◦	Excluding the effects of foreign exchange movements, our operating revenues declined $57 million. This decline was attributable to:

▪	A decline of $131 million attributable to a 31 million gallon decrease in the volume of motor fuel we sold as a result of a decline in the average number of retail sites open in 2013.

▪	An offsetting $79 million increase in operating revenues primarily attributable to an increase in provincial fuel taxes in Québec.

Cost of sales
Cost of sales declined $322 million, or 3%. Significant items impacting these results were:

•	A $143 million decline from the weakening of the Canadian dollar relative to the U.S. dollar.

•	The volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•
A decrease in motor fuel gallons sold in both our U.S. and Canada segments, partially due to a change in our motor fuel pricing strategy, as discussed above under the heading “Motor Fuel Strategy,” as well as inclement weather.

•	A decrease in motor fuel gallons sold due to fewer sites in Canada.

Operating expenses
Operating expenses increased by $13 million primarily due to an increase of $16 million in our U.S. segment related to an increase in the average number of company operated convenience stores during 2013. This increase was partially offset by a $3 million decline in our Canada segment primarily from the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expense increased $17 million as a result of higher actual expenses as a stand-alone, publicly traded company.

Asset impairments
We recorded asset impairments of $5 million and $1 million in our U.S. and Canada segments, respectively, during 2013. These asset impairments were recorded as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites.

Interest expense
Interest expense increased $26 million as a result of our new debt issued in connection with the separation and distribution.

Income tax expense
Income tax expense decreased $29 million primarily as a result of the decrease in income before income tax expense. This decrease was partially offset by $7 million in deferred tax expense resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the separation and distribution. Our effective income tax rate increased to 35% for 2013 compared to an effective rate of 34% for 2012, primarily due to the effect of the $7 million deferred tax expense, which is disclosed in Note 18 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating revenues increased $272 million, or 2%, and gross margin remained unchanged, while operating income declined $9 million, or 3%.
Significant items impacting these results included:
Operating revenues

•
A $166 million increase to operating revenues resulted from higher motor fuel sales volume in our U.S. segment. This increase in sales volume was attributable to the opening of additional NTIs and acquired convenience stores and increased demand from our markets in Texas, which experienced positive economic impacts from oil and gas production activities.

•
A $165 million increase to operating revenues from our U.S. segment attributable to higher prices for the motor fuel that we sold, due to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•
A $123 million increase to operating revenues from our Canada segment was attributable to higher prices for the motor fuel that we sold due to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•	Partially offsetting these increases to operating revenues were:

o	A $71 million decline to operating revenues resulting from the weakening of the Canadian dollar relative to the U.S. dollar.

o	A $105 million decline to operating revenues in our Canada segment attributable to a decrease in the volume of motor fuel that we sold as a result of a fewer retail sites in 2012.
Cost of sales
Our cost of sales increased $272 million primarily attributable to higher prices for motor fuel purchased by us for resale that resulted from an increase in wholesale motor fuel prices, as discussed above. Included in this cost of sales increase was a cost of sales decline of $65 million resulting from the weakening of the Canadian dollar relative to the U.S. dollar.

Operating expenses
Operating expenses increased by $8 million, primarily related to an increase of $14 million in our U.S. segment. This $14 million increase was primarily attributable to an increase in payroll expenses related to additional employees from our NTI convenience stores and acquired convenience stores, as well as an increase in the costs of medical insurance claims. These increases were partially offset by a $6 million decline in our Canada segment primarily from the weakening of the Canadian dollar relative to the U.S. dollar.

Segment Results
U.S.
The following tables highlight the results of operations of our U.S. segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except number of convenience stores, per store per day and per gallon amounts):

	Year Ended December 31,
	2013	2012	2011
Operating revenues:
Motor fuel	$6,425	$6,611	$6,281
Merchandise	1,279	1,239	1,223
Other	57	57	53
Total operating revenues	$7,761	$7,907	$7,557
Gross margin:
Motor fuel	$262	$298	$258
Merchandise	382	368	353
Other	55	56	53
Total gross margin	699	722	664
Operating expenses	414	398	384
Depreciation, amortization and accretion expense	82	78	76
Asset impairments	5	—	2
Operating income	$198	$246	$202

Company operated retail sites at end of period	1,036	1,032	998

Average company operated retail sites during the period	1,036	1,009	996

U.S. total system operating statistics:
Motor fuel sales (gallons per site per day)	4,997	5,083	5,059
Motor fuel sales (per site per day)	$16,985	$17,905	$17,277

Motor fuel gross margin (cents per gallon, “CPG”):
Motor fuel margin, before credit card fees	$0.18	$0.20	$0.19
Credit card fees affect on margin	(0.04)	(0.04)	(0.04)
Motor fuel gross margin, net (CPG)	$0.14	$0.16	$0.15

Merchandise sales (per site per day)	$3,382	$3,341	$3,370

Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	30.6%	30.5%	29.7%
Credit card fees affect on margin	(0.8)	(0.8)	(0.8)
Merchandise gross margin, net	29.8%	29.7%	28.9%

U.S. (continued)

	Year Ended December 31,
	2013	2012
Company Operated Retail Sites:
Beginning of period	1,032	998
NTIs	15	11
Acquisitions	—	29
Closed	(11)	(6)
End of period	1,036	1,032

Average company operated retail sites during the period	1,036	1,009

Same Store Information(a):
Company operated retail sites	964	964
Motor fuel sales (gallons per site per day)	4,933	5,098
Merchandise sales (per site per day)	$3,330	$3,355
Merchandise gross margin percent, net	30.0%	29.8%
Merchandise sales, ex. cigarettes (per site per day)	$2,289	$2,269
Merchandise gross margin percent, net ex. cigarettes	36.2%	36.1%
Merchandise gross profit dollars	$351	$353
Other services operating revenues(b)	$52	$54

NTI Information(c):
Company operated retail sites at end of period	48	33
Company operated retail sites (average)	40	25
Motor fuel sales (gallons per site per day)	9,754	10,156
Merchandise sales (per site per day)	$6,526	$6,231
Merchandise gross margin percent, net	33.1%	32.0%
Merchandise sales, ex. cigarettes (per site per day)	$5,144	$4,831
Merchandise gross margin percent, net ex. cigarettes	37.6%	36.5%

(a)
The same store information consists of aggregated individual store results for all sites in operation substantially throughout both periods presented. Stores that were temporarily closed for just a very brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating revenues declined $146 million, or 2%, gross margin declined $23 million, or 3%, operating expenses increased $16 million, or 4%, and we recorded asset impairments of $5 million, which were the primary reasons for the operating income decrease of $48 million, or 20%.
The results were driven by:
Operating revenues

•
A decline in the price per gallon of motor fuel that we sold contributed $205 million of the decline to our motor fuel operating revenues, which was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•
A decline in motor fuel sales volumes at our legacy stores of 14 million gallons, which decreased motor fuel operating revenues by $46 million and was partially due to a change in our motor fuel pricing strategy, as discussed above under the heading “Motor Fuel Strategy,” as well as inclement weather.

•
Partially offsetting the decline in motor fuel sales volumes at our legacy stores discussed above was an increase in motor fuel sales volumes of 20 million gallons, which increased motor fuel operating revenues by $68 million. This increase was attributable to an increase in the average number of company operated convenience stores in 2013 compared to 2012. We operated an average of 27 more convenience stores in the current year as compared to the prior year, primarily resulting from our acquisition of Crackerbox in July 2012 and the opening of additional NTIs.

•	Our merchandise revenues increased $40 million primarily as a result of the increase in the average number of convenience stores operated during 2013.
Gross margin

•
A decrease in motor fuel gross margin of $36 million, or $0.02 per gallon, driven by volatility in crude oil and wholesale motor fuel prices, as we were unable to immediately pass along wholesale price increases, as discussed under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•	Also contributing to the gross margin decline was a $9 million increase to our cost of sales as a result of the new price formulas under the U.S. Fuel Supply Agreements.

•
Partially offsetting the decline was an increase of $14 million to our merchandise gross margin primarily from an increase in the average number of company operated convenience stores during 2013 as well as an increase in our merchandise gross margin percentage during 2013 from the increased contribution of higher-margin items driven by NTIs and additional proprietary brand offerings.

Operating expenses

•	Operating expenses increased $16 million, primarily as a result of an increase in the average number of company operated convenience stores during 2013.
Asset Impairments

•
We recorded asset impairments of $5 million as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating revenues increased $350 million, or 5%, and gross margin increased $58 million, or 9%, which was the primary reason for the operating income increase of $44 million, or 22%.
The results were driven by:
Operating revenues

•
An increase in motor fuel sales volumes of 48 million gallons, which increased motor fuel operating revenues by $166 million, attributable to stronger motor fuel demand in Texas as a result of additional NTIs and acquired convenience stores and the overall strength of the economy in Texas, which has benefited from oil and gas production activities.

•
An increase in the price per gallon of motor fuel that we sold contributed $165 million of the increase to our motor fuel operating revenues, which was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

Gross margin

•
An increase in motor fuel gross margin of $40 million, driven by volatility in wholesale motor fuel prices and our ability to sustain, for a period, a higher motor fuel selling price per gallon during periods of decreases in wholesale motor fuel prices that occurred during 2012.

•	An increase of $15 million to our merchandise gross margin from the increased contribution of higher-margin items driven by additional NTIs and additional proprietary brand offerings.
Operating expenses

•
An increase in operating expenses of $14 million, primarily as a result of an increase in payroll expenses due to additional employees resulting from the opening of additional NTIs and acquired convenience stores.

Canada
The following tables highlight the results of operations of our Canada segment and its operating performance. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except number of retail sites, per store per day and per gallon amounts):

	Year Ended December 31,
	2013	2012	2011
Operating revenues:
Motor fuel	$4,242	$4,425	$4,477
Merchandise	259	257	261
Other	515	546	568
Total operating revenues	$5,016	$5,228	$5,306
Gross margin:
Motor fuel	$242	$253	$303
Merchandise	72	75	77
Other	84	83	89
Total gross margin	398	411	469
Operating expenses	243	246	252
Depreciation, amortization and accretion expense	36	37	37
Asset impairments	1	—	1
Operating income	$118	$128	$179

Retail sites (end of period):
Company operated	272	261	258
Dealers / Agents (fuel only)	499	507	533
Cardlock (fuel only)	75	80	82
Total retail sites (end of period)	846	848	873

Average retail sites during the period:
Company operated	267	260	255
Dealers / Agents (fuel only)	499	520	547
Cardlock (fuel only)	77	81	83
Average retail sites during the period	843	861	885

Canada total system operating statistics:
Motor fuel sales (gallons per site per day)	3,298	3,340	3,320
Motor fuel sales (per site per day)	$13,790	$14,051	$13,875

Motor fuel gross margin (CPG):
Motor fuel margin, before credit card fees	$0.26	$0.26	$0.30
Credit card fees affect on margin	(0.02)	(0.02)	(0.02)
Motor fuel gross margin, net (CPG)	$0.24	$0.24	$0.28

Merchandise sales (per site per day)	$2,658	$2,743	$2,786

Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	28.6%	29.7%	30.3%
Credit card fees	(0.7)	(0.8)	(0.8)
Merchandise gross margin, net	27.9%	28.9%	29.5%

Canada (continued)

	Company Operated(b)
	Year Ended December 31,
	2013	2012
Retail Sites:
Beginning of period	261	258
NTIs	7	5
Acquisitions	1	—
Conversions, net(a)	4	3
Closed	(1)	(5)
End of period	272	261

Average company operated retail sites during the period	267	260

Average foreign exchange rate for $1 USD to $1 CAD	0.96964	0.99963

Same Store Information(c),(d):
Company operated retail sites	251	251
Motor fuel sales (gallons per site per day)	3,534	3,602
Merchandise sales (per site per day)	$2,788	$2,776
Merchandise gross margin percent, net	28.0%	29.0%
Merchandise sales, ex. cigarettes (per site per day)	$1,417	$1,435
Merchandise gross margin percent, net ex. cigarettes	37.8%	38.2%
Merchandise gross profit dollars	$71	$74
Other services operating revenues(e)	$15	$15

NTI Information(c),(f):
Company operated retail sites at end of period	23	16
Company operated retail sites (average)	17	12
Motor fuel sales (gallons per site per day)	5,580	6,052
Merchandise sales (per site per day)	$3,143	$3,344
Merchandise gross margin percent, net	29.4%	30.1%
Merchandise sales, ex. cigarettes (per site per day)	$1,695	$1,824
Merchandise gross margin percent, net ex. cigarettes	38.9%	38.7%

Canada (continued)

	Dealers/Agents(b)
	Year Ended December 31,
	2013	2012
Retail Sites:
Beginning of period	507	533
New dealers	18	10
Conversions, net(a)	(4)	(3)
Closed or de-branded	(22)	(33)
End of period	499	507

Average retail sites during the period	499	520

Average foreign exchange rate for $1 USD to $1 CAD	0.96964	0.99963

Same Store Information(d):
Retail sites	459	459
Motor fuel sales (gallons per site per day)	2,736	2,801

(a)
Conversions represent stores that have changed their classification from dealers/agents to company owned and operated or vice versa. Changes in classification result when we either take over the operations of a dealers/agents or convert an existing company owned and operated store to a dealers/agents.

(b)	Company operated retail sites sell motor fuel and merchandise and we only retain the gross margin from motor fuel sales at dealers/agents.

(c)	All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock operations.

(d)
The same store information consists of aggregated individual store results for all sites in operation substantially throughout both periods presented. Stores that were temporarily closed for just a very brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared.

(e)	Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings. NTIs exclude dealers/agents.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating revenues declined $212 million, or 4%, and gross margin declined $13 million, or 3%, which was the primary reason for the operating income decline of $10 million, or 8%.
Significant items impacting these results included:
Operating revenues

•
A decline of $155 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.97 during 2013, and equal to U.S. $1.00 during 2012, representing a decrease in value of 3%.

•	Excluding the effects of foreign exchange movements, our operating revenues declined $57 million. This decline was attributable to:

◦	A decline of $131 million attributable to a 31 million gallon decrease in the volume of motor fuel we sold as a result of a decline in the average number of retail sites in 2013.

◦	A $79 million increase in operating revenues partially offset the declines discussed above and was primarily attributable to an increase in provincial fuel taxes in Québec.
Gross margin

•	The decrease in the Canadian dollar resulted in a $12 million gross margin decline.

•	A $7 million motor fuel gross margin decline was attributable to a decline in the volume of motor fuel sold as a result of a decline in the average number of retail sites open in 2013.

•	Also contributing to the gross margin decline was an $8 million increase to our cost of sales as a result of the new price formulas under the Fuel Supply Agreement in Canada.

•	Excluding the effects of foreign exchange and the fuel supply agreement, our motor fuel gross margin increased $11 million from a slight increase in our CPG.
Operating expenses

•	Operating expenses declined $3 million primarily from the weakening of the Canadian dollar relative to the U.S. dollar.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating revenues declined $78 million, or 1%, and gross margin declined $58 million, or 12%, which was the primary reason for the operating income decline of $51 million, or 28%.
Significant items impacting these results included:
Operating revenues

•
A decline of $71 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $1.00 during 2012 compared to U.S. $1.01 during 2011, representing a decrease in value of 1%.

•	Excluding the effects of foreign exchange movements, our operating revenues declined $7 million. This decline was attributable to:

◦	A decline of $105 million attributable to a 2% decrease in the volume of motor fuel we sold as a result of a fewer retail sites.

◦	A $25 million decline in our operating revenues primarily attributable to a decline in volume in our home heat business resulting from a decline in our customer base.

◦
A $123 million increase in operating revenues partially offset the declines discussed above and was attributable to an increase in the average price per gallon of motor fuel that we sold, which was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

Gross margin

•	The decrease in the Canadian dollar resulted in a $6 million gross margin decline.

•	A $6 million motor fuel gross margin decline was attributable to a decline in the volume of motor fuel sold as a result of fewer retail sites.

•	A $34 million motor fuel gross margin decline, representing $0.04 per gallon, related to pricing pressure from our competitors and changes in wholesale motor fuel prices during 2012.
Operating expenses

•	Operating expenses declined $6 million resulting from the weakening of the Canadian dollar relative to the U.S. dollar. There were no other items of significance.
Outlook
U.S.
The U.S. segment continues to enjoy core markets with unemployment below the national average and economies stronger than other regions in the nation. While the convenience store market remains very fragmented, it is equally as competitive. Regarding fuel, we expect to continue to see volatile pricing and intense competition from club stores, hypermarkets and other retail formats. We believe that our experience, our fuel supply agreements in the U.S. and Canada and our focus on maximizing gross profit margin, as described in “Motor Fuel Strategy,” allows us to compete effectively in this competitive environment. With respect to merchandising, we do see many national trends experienced by other retailers, including a declining cigarette market, a growing acceptance of the food offering within convenience stores and an opportunity to serve the growing needs of today’s time-starved consumer. While our offerings vary by location, our scale, distribution capabilities, private label penetration, and convenience offering positions us to offer a convenient shopping occasion, especially compared to super-sized, mass outlet retail formats. We will continue our aggressive growth strategy regarding our NTI program, projecting to build 30 more in 2014. Aside from the ability to serve substantially more customers, our NTIs provide more product variety and enhanced offerings such as expanded food service. As we introduce more NTIs into our network each year, we expect that our higher margin food offerings will become a more significant part of our inside-store sales.
We continuously assess our asset base and close stores that we feel are no longer core to our ongoing strategy. In addition, as we have been conducting market reviews across our system, assessing our entire U.S. network to consider potential strategic alternatives for certain sites. We have identified certain stores that are candidates for sale, the majority of which could potentially be converted to dealer sites, expanding our wholesale distribution business in the U.S. We have signed a contract with an outside consultant to market these properties and plan to go to market during the second quarter of 2014.

Canada
The Canada segment continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have added motor fuel offerings. Cross promotional programs entered into between grocers and convenience stores represent a new competitive factor. The Canadian economy in general has recently softened and there is a cautious economic outlook into early 2014. Despite this overall sentiment, the markets where we operate remain relatively healthy and more stable, which we believe will support our growth and expansion plans. Similar to the U.S., we believe there is a great opportunity to better serve consumers by increasing our offerings to include more grocery items and/or an expanded food service offering specific to each of our markets. Our growing NTI program in Canada will allow us to meet these changing needs and improve our overall operating margin.
Liquidity and Capital Resources
General
Prior to the separation and distribution, we participated in Valero’s centralized approach to the cash management and financing of our operations. Therefore, our cash was transferred to Valero daily and Valero funded our operating and investing activities, as needed. Accordingly, the cash and cash equivalents held by Valero at the corporate level were not allocated to us for any of the periods presented in our historical combined financial statements. The cash reflected in our historical combined financial statements represents cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in ATMs in our Canada segment. See “Working Capital Adjustments Made in Connection With the Separation and Distribution” below for a discussion of changes that occurred prior to the separation and distribution with respect to the payment for motor fuel purchased from Valero and the transfer of cash to Valero.
Net cash transfers to Valero are shown as a component of financing activities on our consolidated and combined statements of cash flows. We transferred $378 million, $219 million and $150 million of cash during 2013, 2012 and 2011, respectively.
Cash Flows
For the Year Ended December 31, 2013
Net cash provided by operating activities for the year ended December 31, 2013 was $440 million compared to $364 million for the year ended December 31, 2012. The increase in cash provided by operating activities was due primarily to the change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 21 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Net cash used in investing activities for the year ended December 31, 2013 was $206 million compared to $215 million for the year ended December 31, 2012. An increase in capital expenditures in 2013, primarily in the U.S. for sustaining capital and NTIs, was offset by the $61 million acquisition of Crackerbox in 2012.
Net cash provided by financing activities for the year ended December 31, 2013 was $85 million compared to net cash used in financing activities of $220 million for the year ended December 31, 2012. During the year ended December 31,

2013, we transferred $378 million of net cash to Valero, primarily from proceeds of our new term loan facility, which were not retained by us, offset by the net cash activity between us and Valero prior to the separation and distribution.
For the Year Ended December 31, 2012
Net cash provided by operating activities for the year ended December 31, 2012 was $364 million compared to $308 million for the year ended December 31, 2011. The increase was due primarily to a decrease in receivables related to the timing of credit card receipts compared to the prior year. These receipts are impacted by the day of the week that corresponds to the last day of our fiscal year. Also contributing to the decline was the timing for payment of taxes other than income taxes. Changes in cash provided by or used for working capital during the years ended December 31, 2012 and 2011 are shown in Note 21 of the notes to the consolidated and combined financial statements that are included elsewhere in this annual report.
The net cash provided by operating activities during the year ended December 31, 2012 combined with $71 million of available cash on hand was used to fund $156 million of capital expenditures, fund the acquisition of Crackerbox for $61 million and transfer $219 million to Valero.
Non–GAAP Measures
Generally Accepted Accounting Principles in the United States (“GAAP”) do not recognize Adjusted EBITDA as a financial measure. Adjusted EBITDA represents net income before interest expense, income taxes, asset impairments, depreciation, amortization and accretion expense. EBITDAR is a non-GAAP financial measure that further adjusts Adjusted EBITDA by excluding minimum rent expense. We believe that Adjusted EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities; and (c) the financial covenants in our debt agreements use Adjusted EBITDA and EBITDAR in calculating our total lease adjusted leverage ratio and fixed charge coverage ratio. Adjusted EBITDA and EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.
The following table presents a reconciliation of net income to Adjusted EBITDA and EBITDAR (in millions):

	Year Ended December 31,
	2013	2012	2011
Net income	$139	208	218
Interest expense	27	1	1
Income tax expense	76	105	104
Depreciation, amortization and accretion	118	115	113
Asset impairments	6	—	3
Adjusted EBITDA	366	429	439
Minimum rent expense	28	25	25
EBITDAR	$394	454	464

Debt
Prior to the separation and distribution, we were a wholly owned subsidiary of Valero and no debt was outstanding within our business. In connection with the separation and distribution, we incurred an aggregate of $1.05 billion of new long-term debt for which we did not retain any of the proceeds. As of December 31, 2013, this new debt consisted of the following (in millions):

5.00% senior notes due 2023	$550
Term loan due 2018 (effective interest rate of 1.92% at December 31, 2013)	488
Total debt outstanding	1,038
Less current portion	(35)
Debt, less current portion	$1,003
We also have a revolving credit facility in an aggregate principal amount of up to $300 million. As of December 31, 2013, after taking into account letters of credit and the maximum lease adjusted leverage ratio constraint to availability, approximately $213 million was available for future borrowings. The credit facilities agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenants require us to maintain a total lease adjusted leverage ratio (as defined in the credit agreement) initially set at no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio (as defined in the credit agreement) at no less than 1.30 to 1.00. As of December 31, 2013, our lease adjusted leverage ratio and fixed charge coverage ratio were 3.21 to 1.00 and 4.39 to 1.00, respectively.
As of December 31, 2013, we also have capital lease obligations of $4 million of which $1 million are current obligations.
Our debt and financing agreements do not have rating agency triggers that would increase the interest rates applicable to our existing senior unsecured debt or automatically require us to post additional collateral. However, any future reduction in the ratings outlined below or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing in the future and the future cost of such financings. As of December 31, 2013, the ratings on our senior unsecured debt were as follows:

Rating Agency	Rating
Standard & Poor’s Rating Services	BB- (stable outlook)
Moody’s Investor Services	Ba3 (stable outlook)
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
See Note 12 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for additional disclosures of our indebtedness.
Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve and renovate our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facility to continue to operate and grow our business.
During 2013, we expanded and upgraded our portfolio of retail sites. We completed fifteen NTIs in the U.S., focused in key markets in Texas. In Canada, we completed seven NTIs, focused in the Greater Toronto, Ottawa and Montreal areas.

The following table outlines our capital expenditures and expenditures for acquisitions by segment for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S. Segment
NTI	$93	$66	$38
Acquisitions	—	61	—
Sustaining capital	59	48	53
	$152	$175	$91
Canada Segment
NTI	$22	$18	$9
Acquisitions	7	—	—
Sustaining capital	26	24	30
	$55	$42	$39

Total capital expenditures and acquisitions	$207	$217	$130
Total capital expenditures for 2013 include nonrecurring capital costs associated with IT infrastructure of approximately $14 million. An additional $12 million of nonrecurring IT infrastructure cost is expected to be incurred in 2014.
Contractual Obligations
Our contractual obligations as of December 31, 2013 are summarized below (in millions).

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$35	$47	$69	$75	$262	$550	$1,038
Interest payments on debt	37	36	35	33	30	124	295
Capital lease obligations	2	1	1	1	—	2	7
Operating lease obligations	24	22	20	17	13	45	141
Other liabilities	14	29	11	3	3	67	127
Total	$112	$135	$136	$129	$308	$788	$1,608
Debt and Capital Lease Obligations
We have land and certain convenience store properties under capital leases. Capital lease obligations in the table above include both principal and interest.
We incurred an aggregate $1.05 billion in new debt in connection with the separation and distribution, consisting of: (i) $550 million aggregate principal amount of senior unsecured bonds due 2023 (the “notes”); and (ii) $800 million in senior secured credit facilities, comprised of a $500 million term loan facility (the “term loan”) and a $300 million revolving credit facility (the “revolving credit facility”). We have not borrowed under the revolving credit facility as of the date of this filing.
Interest payments related to the term loan in the table above were calculated based on the effective interest rate on the term loan as of December 31, 2013, which was 1.92%.

Operating Lease Obligations
Our operating lease obligations include leases for land, office facilities, our retail distribution center and retail sites. Operating lease obligations reflected in the table above include all operating leases that have initial or remaining non-cancelable terms in excess of one year, and are not reduced by minimum rentals to be received by us under subleases. In addition, such amounts do not reflect contingent rentals that may be incurred in addition to minimum rentals. See Note 14 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for our disclosures of contingent rentals paid related to our operating leases.
In connection with the separation and distribution, we entered into an Office Lease Agreement with Valero, pursuant to which we lease approximately 83,000 square feet of office space at the Valero corporate campus in San Antonio, Texas. The term of the lease is five years, but we have the right to terminate the lease at any time without penalty upon 180 days’ prior notice to Valero. Therefore, the amounts to be paid in future periods are not included in the table of contractual obligations above. Rent and other charges to be paid by us under the lease are consistent with the rates charged for comparable office space in the San Antonio area.
We also entered into an Office Sublease Agreement with Valero to sublease approximately 49,000 square feet of office space from Valero in the building located at 2200 McGill College in Montreal, Québec. Rent and other charges under the sublease are straight pass-throughs (prorated based on square footage) of the rents and other charges and expenses incurred by Valero under the lease, without markup. The sublease is subject to the consent of the landlord under the lease. The sublease will expire in March 2014.
When the current sublease expires, we will move into leased office space in two locations in Montreal totaling approximately 69,000 square feet. These two new leases expire in September 2029 and December 2029, respectively, and have cancelable terms that are greater than one year. Therefore, the amounts to be paid in future periods have been included in the table of contractual obligations.
Other Liabilities
Other liabilities include certain accrued expenses, our asset retirement obligations and all long-term liabilities that are described in Note 11 of the notes to the consolidated and combined financial statements included elsewhere in this annual report. For purposes of reflecting amounts for other liabilities in the table above, we have made our best estimate of expected payments for each type of liability based on information available as of December 31, 2013.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of December 31, 2013, $147 million of cash was held in Canada. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends subsequent to 2013.
Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Concentration of Customers
We have no significant concentration of customers.
Dividends
On October 15, 2013, we paid our first quarterly cash dividend of $0.0625 per share to shareholders of record as of September 30, 2013. On December 3, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.0625 per share, payable on January 15, 2014, to shareholders of record as of December 31, 2013. On March 4, 2014, our

Board of Directors declared a regular quarterly cash dividend of $0.0625 per share, payable on April 15, 2014, to shareholders of record as of March 31, 2014.
We expect to continue the practice of paying regular quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
Working Capital Adjustments Made in Connection With the Separation and the Distribution
Prior to the separation and distribution, we participated in Valero’s centralized cash management program and the cash generated by us was transferred to Valero daily and Valero funded our operating and investing activities, as needed. The cash collected on our credit card receivables was immediately transferred to Valero. As a result, the cash reflected on our historical combined balance sheet represents cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in ATMs.
In connection with the separation and distribution, certain changes occurred regarding the manner in which we participated in Valero’s centralized cash management program. The most significant change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Previously, we paid Valero for our motor fuel on the same day we took delivery. Due to the change in payment terms, our cash increased by $253 million during the year ended December 31, 2013 related to the “Accounts payable to Valero” on our consolidated and combined balance sheets. After one year, Valero can, at its sole discretion, reduce or eliminate the payment terms on motor fuel purchases.
Health Care Reform
In March 2010, a comprehensive health care reform package composed of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform”) was enacted into law in the U.S. Provisions of the Health Care Reform are expected to affect the future costs of U.S. health care plans. We currently estimate that our annual health care costs will increase by approximately $8 million in 2014 as a result of changes in available insurance programs due to Health Care Reform.
Contingencies
Legal Matters
See Note 14 under the caption “Litigation Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a discussion of our legal matters.
Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions and characteristics and composition of gasoline and diesel. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations. See Note 3 under the caption “Environmental Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a discussion of our environmental matters.
Quarterly Results of Operations and Seasonality
Our business exhibits substantial seasonality due to the concentrated geographic areas of our stores, as well as the fluctuating customer activity during different times of the year. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

See Note 22 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for financial and operating quarterly data for each quarter of 2013 and 2012.
New Accounting Policies
The adoption of certain new financial accounting pronouncements has not had, and is not expected to have, a material effect on our financial statements.
As a result of our acquisition of the Crackerbox, we recorded $18 million of goodwill. See Note 10 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for our goodwill impairment testing policy.
We issued grants of stock-based awards in 2013. We account for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. See Note 16 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for further discussion or our accounting for stock-based awards.
In the fourth quarter of 2013, we elected to change our method of valuing our Canada motor fuel inventory to the weighted-average cost method, whereas all previous years motor fuel inventory was valued using the LIFO method. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. See Note 2 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for further discussion of this change.

Critical Accounting Policies Involving Critical Accounting Estimates
We prepare our financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 3 under the caption “Significant Accounting Policies” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a summary of our significant accounting policies.
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often because we must make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.
Impairment of Assets
Long-lived assets at the individual retail site level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent negative cash flow for a period of two years for those retail sites that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing results. Management also monitors other factors when evaluating retail sites for impairment, including individual sites’ execution of their operating plans and local market conditions.
When an evaluation is required, the projected future undiscounted cash flows to be generated from each retail site over its remaining economic life are compared to the carrying value of the long-lived assets of that site to determine if a write-down to fair value is required. When determining future cash flows associated with an individual retail site, management makes assumptions about key variables such as sales volume, gross margins and expenses. Cash flows vary for each retail site year to year and, as a result, we identified and recorded impairment charges for operating and closed retail sites in 2013 and 2011 as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual retail site locations. We did not record any asset impairments during 2012. Similar changes may occur in the future that will require us to record impairment charges. We have not made any material changes in the methodology used to estimate future cash flows of operating retail sites during the past three years.
Our impairment evaluations are based on assumptions we deem to be reasonable. If the actual results of our operating retail sites are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practical due to the significant number of assumptions involved in the estimates. As discussed further in Note 5 of the notes to the consolidated and combined financial statements included elsewhere in this annual report, we recorded asset impairments of $6 million during 2013, none during 2012 and $3 million during 2011. Asset impairments are reported separately in the consolidated and combined statements of income.
Goodwill
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
At December 31, 2013, we had $18 million of goodwill recorded in our U.S. segment as a result of the acquisition of Crackerbox. In accordance with ASC 350 Intangibles—Goodwill and Other, we have assessed the reporting unit definitions and determined that goodwill in our U.S. segment is tested for impairment at three geographic regions based primarily on how our U.S. segment is organized and managed. All of the goodwill in our U.S. segment is assigned to one of these geographic regions. After assessing the totality of events and circumstances (primarily that our capital structure as an independent, publicly traded company was based on current market conditions and estimated fair values as of the separation and distribution while our net assets retained the historical book basis of Valero’s retail business prior to the separation and distribution), we determined that it is more likely than not that the fair value of our reporting unit exceeds its carrying amount and therefore goodwill is not impaired at December 31, 2013.
Self-Insurance Liabilities
We currently self-insure for expected losses under our workers’ compensation, non-subscriber work injury program and general liability. We accrue liabilities based on our estimates of the ultimate costs to settle claims, including incurred but not reported claims.
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three years. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.
In connection with the separation and distribution, we recognized a receivable from Valero in connection with Valero’s agreement to indemnify us for self-insurance obligations that we incurred up to and including the distribution date. The balance of this receivable at December 31, 2013 was $15 million.
As of December 31, 2013 and 2012, our self-insurance reserves recorded in the consolidated and combined financial statements were $17 million and $17 million, respectively. A 10% change in our estimate for our self-insurance liability as of December 31, 2013 would change our self-insurance liability by approximately $2 million but would not have a similar effect to our operating expenses because of the indemnity from Valero discussed above.
Asset Retirement Obligations
As of December 31, 2013, we had approximately 4,800 USTs at our retail sites. We recognize the estimated future cost to remove these USTs over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time a UST is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the UST.
We have not made any material changes in the methodology used to estimate future costs for removal of a UST during the past three fiscal years. We base our estimates of such future costs on our prior experience with removal and include normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained.
As of December 31, 2013 and 2012 our liabilities related to the removal of USTs recorded in the consolidated and combined financial statements were $82 million and $79 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2013 would change our asset retirement obligation by approximately $8 million. See also Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Environmental Liabilities
As of December 31, 2013 and 2012, our environmental reserves recorded in the consolidated and combined financial statements were $5 million and $5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2013 would change our environmental liabilities and operating expenses by less than $1 million. See also Note 3 under the caption “Environmental Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Tax Matters
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities that cannot be predicted at this time. Tax liabilities include potential assessments of penalty and interest amounts.
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. See Note 14 under the caption “Tax Matters” and Note 18 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a further discussion of our tax liabilities.
Stock-Based Compensation
Prior to the separation and distribution, our employees participated in Valero’s stock-based compensation plans, and Valero allocated stock-based compensation costs to us based on Valero’s determination of actual costs attributable to our employees.

We issued grants of stock-based awards in 2013. Stock-based compensation cost is measured in accordance with the provisions of ASC 718 Compensation—Stock Compensation (ASC 718) at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. ASC 718 requires the use of a valuation model to calculate the fair value of certain stock-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates, to value our stock options. Certain assumptions are based on a blend of our historical experience and an analysis of the common stock of our peers due to the short period of time our stock has been publicly traded. As the trading history of our stock lengthens, we will incorporate more of our history and less of our peers’ history. The expected term of an award is based on the terms and conditions of the stock awards granted to employees. The dividend yield is based on our intention to pay regular cash dividends. If different factors for volatility, expected term or dividend yield were utilized, it could significantly change the fair value assigned to stock-based awards at their grant date.
For the years ended December 31, 2013, 2012 and 2011, we recorded total stock-based compensation expense of $4 million, $2 million and $3 million, respectively. $1 million of the expense recorded during the year ended December 31, 2013 related to the accelerated vesting of certain stock-based awards under Valero’s plans in connection with the separation and distribution.
Legal Matters
A variety of claims have been made against us in various lawsuits. We record a liability related to a loss contingency attributable to such legal matters if we determine the loss to be both probable and estimable. The recording of such liabilities requires judgments and estimates, the results of which can vary significantly from actual litigation results due to differing interpretations of relevant law and differing opinions regarding the degree of potential liability and the assessment of reasonable damages. However, an estimate of the sensitivity to earnings if other assumptions were used in recording our legal liabilities is not practicable due to the number of contingencies that must be assessed and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In connection with the separation and distribution, we incurred an aggregate of $1.05 billion in new debt, $500 million of which consists of a five-year term loan bearing interest at a variable rate. In addition, our revolving credit facility has a borrowing capacity of up to $300 million, and any borrowings would bear interest at variable rates. As of December 31, 2013, the term loan had an outstanding balance of $488 million, and we had not borrowed under the revolving credit facility. As of December 31, 2013, the borrowing rate on the term loan and revolving credit facility was 1.92% (LIBOR plus a spread of 1.75%).
As a result of these financing transactions, we are subject to market risk from exposure to changes in interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 31, 2013 would be to change interest expense by approximately $5 million. At this time we are not entered into any interest rate swaps or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. As of December 31, 2013, $147 million of cash was held in Canada.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of CST Brands, Inc. and subsidiaries:
We have audited the accompanying consolidated and combined balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated and combined statements of income, comprehensive income, cash flows and changes in stockholders’ equity / net investment for each of the years in the three-year period ended December 31, 2013. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of CST Brands, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated and combined financial statements, the Company has elected to change its method of accounting for motor fuel inventories in its Canada segment from the last-in, first-out method to the weighted-average cost method in 2013, 2012 and 2011.
/s/ KPMG LLP
San Antonio, Texas
March 6, 2014

CST BRANDS, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Millions of Dollars)

	December 31,
	2013	2012 As Adjusted (Note 2)
ASSETS
Current assets:
Cash	$378	$61
Receivables, net of allowances of $1 and $2, respectively	153	134
Inventories	217	200
Deferred income taxes	7	4
Prepaid expenses and other	11	8
Total current assets	766	407
Property and equipment, at cost	1,981	1,863
Accumulated depreciation	(655)	(587)
Property and equipment, net	1,326	1,276
Goodwill and intangible assets, net	49	41
Deferred income taxes	93	—
Other assets, net	69	8
Total assets	$2,303	$1,732
LIABILITIES AND NET INVESTMENT
Current liabilities:
Current portion of debt and capital lease obligations	$36	$1
Accounts payable	99	95
Accounts payable to Valero	253	—
Dividends payable	5	—
Accrued expenses	43	40
Taxes other than income taxes	17	92
Income taxes payable	10	—
Total current liabilities	463	228
Debt and capital lease obligations, less current portion	1,006	4
Deferred income taxes	94	123
Asset retirement obligations	79	77
Other long-term liabilities	34	30
Total liabilities	1,676	462
Commitments and contingencies
Stockholders’ equity / net investment
Common stock (250,000,000 shares authorized at $0.01 par value and 75,397,241 shares issued and outstanding as of December 31, 2013)	1	—
Additional paid-in capital (APIC)	406	—
Net investment	—	1,100
Retained earnings	87	—
Accumulated other comprehensive income (AOCI)	133	170
Total stockholders’ equity / net investment	627	1,270
Total liabilities and stockholders’ equity / net investment	$2,303	$1,732
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)

	Year Ended December 31,
	2013	2012 As Adjusted (Note 2)	2011 As Adjusted (Note 2)
Operating revenues(a)	$12,777	$13,135	$12,863
Cost of sales	11,680	12,002	11,730
Gross margin	1,097	1,133	1,133
Operating expenses:
Operating expenses	657	644	636
General and administrative expenses	78	61	59
Depreciation, amortization and accretion expense	118	115	113
Asset impairments	6	—	3
Total operating expenses	859	820	811
Operating income	238	313	322
Other income, net	4	1	1
Interest expense	(27)	(1)	(1)
Income before income tax expense	215	313	322
Income tax expense	76	105	104
Net income	$139	$208	$218
Earnings per common share
Basic earnings per common share	$1.84	$2.76	$2.89
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397
Earnings per common share - assuming dilution
Diluted earnings per common share	$1.84	$2.76	$2.89
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,425	75,397	75,397

Dividends per common share	$0.125	$—	$—

Supplemental information:
(a) Includes excise taxes	$2,027	$2,077	$2,037
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2013	2012 As Adjusted (Note 2)	2011 As Adjusted (Note 2)
Net income	$139	$208	$218
Other comprehensive income (loss):
Foreign currency translation adjustment	(37)	10	(7)
Other comprehensive income (loss) before income taxes	(37)	10	(7)
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss)	(37)	10	(7)
Comprehensive income	$102	$218	$211
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2013	2012 As Adjusted (Note 2)	2011 As Adjusted (Note 2)
Cash flows from operating activities:
Net income	$139	$208	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4	2	3
Depreciation, amortization and accretion expense	118	115	113
Asset impairments	6	—	3
Non-cash interest expense	—	—	1
Deferred income tax expense (benefit)	16	(1)	12
Changes in current assets and current liabilities	157	43	(44)
Other operating activities, net	—	(3)	2
Net cash provided by operating activities	440	364	308
Cash flows from investing activities:
Capital expenditures	(200)	(156)	(130)
Acquisitions	(7)	(61)	—
Proceeds from dispositions of property and equipment	1	2	5
Other investing activities, net	—	—	(2)
Net cash used in investing activities	(206)	(215)	(127)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—
Payments of long-term debt	(12)	—	—
Debt issuance and credit facility origination costs	(19)	—	—
Payments of capital lease obligations	(1)	(1)	(1)
Dividends	(5)	—	—
Net transfers to Valero	(378)	(219)	(150)
Net cash provided by (used in) financing activities	85	(220)	(151)
Effect of foreign exchange rate changes on cash	(2)	—	—
Net increase (decrease) in cash	317	(71)	30
Cash at beginning of year	61	132	102
Cash at end of year	$378	$61	$132
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ NET INVESTMENT
(Millions of Dollars)

	Common Stock			Net	Retained
	Shares	Par	APIC	Investment	Earnings	AOCI	Total
Balance as of December 31, 2010	—	$—	$—	$1,031	$—	$163	$1,194
Cumulative effect of change in accounting principal	—	—	—	16	—	4	20
Net income	—	—	—	218	—	—	218
Net transfers to Valero	—	—	—	(151)	—	—	(151)
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Balance as of December 31, 2011	—	—	—	1,114	—	160	1,274
Net income	—	—	—	208	—	—	208
Net transfers to Valero	—	—	—	(222)	—	—	(222)
Other comprehensive income	—	—	—	—	—	10	10
Balance as of December 31, 2012	—	—	—	1,100	—	170	1,270
Net income	—	—	—	43	96	—	139
Net transfers to Valero	—	—	—	(739)	—	—	(739)
Issuance of stock at the separation and distribution	75	1	(1)	—	—	—	—
Reclassification of net investment to APIC	—	—	404	(404)	—	—	—
Stock-based compensation expense	—	—	3	—	—	—	3
Dividends	—	—	—	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Balance as of December 31, 2013	75	$1	$406	$—	$87	$133	$627
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	THE SEPARATION AND THE DISTRIBITION, BASIS OF PRESENTATION, AND DESCRIPTION OF BUSINESS
The Separation and the Distribution
On April 4, 2013, the Valero Energy Corporation (“Valero” or “Parent”) Board of Directors approved the separation and distribution (the “separation and distribution”) of its retail business resulting in a separate, publicly-traded company named CST Brands, Inc. (“CST”). In accordance with a separation and distribution agreement, the two companies were separated by Valero’s distributing to its stockholders 80% of the common stock of CST on May 1, 2013. Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed and any fractional shares of CST common stock otherwise issuable to a Valero stockholder were sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment with respect to that fractional share. The remaining 20% of the common stock of CST was retained by Valero until November 14, 2013, as described below. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation and the distribution was filed by CST with the Securities and Exchange Commission (“SEC”) and was declared effective on April 11, 2013 (the “Form 10”). On May 2, 2013, CST stock began trading on the New York Stock Exchange (“NYSE”) under the “CST” stock symbol. In conjunction with the separation and distribution, Valero received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that the distribution will not result in any taxable income, gain or loss to Valero, except for taxable income or gain arising as a result of certain intercompany transactions, and no gain or loss was recognized by (and no amount will be included in the income of) United States (“U.S.”) holders of Valero common stock upon their receipt of shares of CST common stock in the distribution, except with respect to cash received in lieu of fractional shares. However, the transfer of assets and liabilities associated with Valero’s retail business in Canada was taxable for Canadian income tax purposes. We are not responsible for any tax payments related to the separation and distribution in the U.S. and Canada.
On November 14, 2013, the underwritten public offering of our common stock owned by Valero was completed. The offering of 15,079,448 shares of our common stock included 1,966,884 shares of common stock that were sold pursuant to the underwriters’ option to purchase additional shares, which was exercised in full prior to closing. Due to the exercise of the over-allotment option in full, Valero has no remaining ownership in our common stock. The total number of shares of our common stock outstanding did not change as a result of the offering. We did not sell any shares in this offering and did not receive any proceeds from the sale of the shares of common stock in this offering.
In connection with the separation and distribution, we incurred an aggregate of $1.05 billion in new debt, consisting of: (i) $550 million aggregate principal amount of senior unsecured notes (the “notes”); and (ii) $800 million in senior secured credit facilities (the “credit facilities”), comprised of a $500 million term loan facility (the “term loan”) and a $300 million revolving credit facility (the “revolving credit facility”). We have no borrowings outstanding under the revolving credit facility as of the date of this filing; however, approximately $3 million of letters of credit have been issued under this facility. For more information on our indebtedness, see Note 12 of these notes to the consolidated and combined financial statements.
We transferred the cash proceeds of the term loan to Valero and issued the notes to Valero in connection with the separation and distribution. Valero transferred our notes to a third-party lender to satisfy certain of Valero’s then-outstanding debt obligations. As a result of these financing transactions, we incurred total indebtedness of $1.05 billion for which we did not retain any cash following the separation and distribution.
As a result of the separation and distribution, the tax basis of certain of our U.S. segment assets related to certain historical intercompany transactions between Valero and us were stepped-up, but the historical book basis of these assets was not stepped-up because the distribution represented a transaction with Valero’s stockholders. Therefore, we realized an $18 million adjustment to a portion of our U.S. deferred income tax liabilities.
The separation and distribution was a taxable event in Canada and, as a result, the tax basis of certain assets and liabilities of our Canada segment were stepped up to their fair values. The historical book basis of those assets and liabilities, however, were not stepped-up because they were wholly owned by Valero and were transferred within the Valero

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

consolidated group. As a result, we recognized a deferred tax asset of $115 million in our opening balance sheet from the step-up in the tax basis of those assets and liabilities. Certain adjustments were subsequently made to true-up the differences between the book basis and the tax basis of certain assets and liabilities, which resulted in a $9 million reduction in this deferred tax asset and an offsetting reduction to APIC. This deferred tax asset is translated at each balance sheet date, resulting in changes to the historical amounts presented. See Note 18 for further discussion of this deferred tax asset.
Also, we recorded $7 million of deferred tax expense related to the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return as a result of the separation and distribution.
Basis of Presentation
We were incorporated in November 2012. In connection with our incorporation, we issued 1,000 shares of common stock, par value $0.01 per share, to Valero for $10. We were formed solely in contemplation of the separation and distribution and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
Prior to the separation and distribution, these financial statements reflect the combined historical financial position, results of operations and cash flows of Valero’s retail business in the U.S. and Canada that were owned by direct and indirect wholly owned subsidiaries of Valero, including an allocable portion of Valero’s corporate costs. The transfer of the assets (including the equity interests of certain Valero subsidiaries), liabilities and operations of Valero’s retail business into CST occurred on May 1, 2013. However, for ease of reference, these consolidated and combined financial statements are referred to as those of CST. Unless otherwise stated or the context otherwise indicates, all references in these consolidated and combined financial statements to “we,” “us,” “our,” or “Company” mean CST.
We operate in two segments: U.S. and Canada. The consolidated and combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada were combined for all periods prior to the separation and distribution. The assets and liabilities in the combined balance sheet have been reflected on a historical cost basis, as immediately prior to the separation and distribution. All of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group. The combined statements of income prior to the separation and distribution also include expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and information technology (“IT”). These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures. We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Subsequent to the separation and distribution, Valero continues to perform certain of these corporate functions on our behalf, for which we are charged a fee, in accordance with the Transition Services Agreements. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone, publicly-traded company during the combined periods presented and may not reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone, publicly-traded company during the combined periods presented. Actual costs that would have been incurred if we had operated as a stand-alone, publicly-traded company during the combined periods presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure.
Prior to the separation and distribution, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us. Cash presented on our combined balance sheet prior to the separation and distribution represented cash on hand at our convenience stores, cash that had not yet been transferred to Valero and cash held by us in automated teller machines (“ATMs”) in our Canada segment. We reflected transfers of cash to and from Valero’s cash management system as a component of net investment on our combined balance sheet, and these net transfers of cash were reflected as a financing activity in our combined statements of cash flows. We did not include any interest income on the net cash transfers to Valero.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The consolidated financial statements reflect our financial results for all periods subsequent to the separation and distribution while the combined financial statements reflect our financial results for all periods prior to the separation and distribution. Accordingly:

•
Our consolidated and combined statements of income and comprehensive income for the year ended December 31, 2013, consist of the consolidated results of CST for the eight months ended December 31, 2013, and of the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of income and comprehensive income for the twelve months ended December 31, 2012 and 2011 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated balance sheet at December 31, 2013, consists of the consolidated balances of CST, while our combined balance sheet at December 31, 2012, consists of the combined balances of Valero’s retail business.

•
Our consolidated and combined statement of cash flows for the year ended December 31, 2013, consists of the consolidated results of CST for the eight months ended December 31, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013. Our combined statements of cash flows for the years ended December 31, 2012 and 2011 consist entirely of the combined results of Valero’s retail business.

•
Our consolidated and combined statement of changes in stockholders’ equity for the year ended December 31, 2013, consists of the consolidated results of CST for the eight months ended December 31, 2013 and the combined results of Valero’s retail business for the four months ended April 30, 2013.

Description of Business
We are one of the largest independent retailers of motor fuel and convenience merchandise items in the U.S. and eastern Canada. Our operations include (i) the sale of motor fuel at convenience stores, dealers/agents and cardlocks (which is an unattended self-service fueling station that provides motor fuel to fleet customers, such as trucking and other commercial customers), (ii) the sale of convenience merchandise items and services in convenience stores, and (iii) the sale of heating oil to residential customers and the sale of heating oil and motor fuel to small commercial customers. We generally refer to a convenience store, dealers/agents or cardlock as a “retail site.”

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. CHANGE IN ACCOUNTING PRINCIPLE
During the fourth quarter of 2013, we changed our method of accounting for motor fuel inventories in our Canada segment from the last-in, first-out (“LIFO”) method to the weighted-average cost method. We believe the newly adopted accounting principle is preferable under our circumstances because the weighted-average cost method of valuing inventories more closely matches actual costs to revenues. Wholesale motor fuel prices are extremely volatile and significant changes can occur daily. Our cost of sales under the LIFO method as compared to the weighted-average cost method is more volatile as LIFO captures the effects of rapid price changes on inventory and results in old inventory cost layers remaining in ending inventory that are not reflective of the actual cost of this inventory. We have made the decision that we will not transition away from the LIFO method for financial or tax reporting in our U.S. segment. Under the IRS conformity requirements, companies are required to use the LIFO method for financial reporting purposes if they use the LIFO method for tax reporting in the U.S. Therefore we will remain on the LIFO method for financial reporting purposes for our U.S. segment.
Comparative financial statements of prior years have been adjusted to apply the weighted-average cost method retrospectively. The following financial statement line items for fiscal years 2013, 2012 and 2011 were affected by the change in accounting principle (in millions):
Income Statements

	For the Year Ended December 31, 2013
	As Computed under LIFO	As Adjusted	Effect of Change
Operating revenues	$12,777	$12,777	$—
Cost of sales	11,681	11,680	(1)
Gross margin	1,096	1,097	1
Total operating expenses	859	859	—
Operating income	237	238	1
Other income, net	4	4	—
Interest expense	(27)	(27)	—
Income before income tax expense	214	215	1
Income tax expense	76	76	—
Net income	$138	$139	$1

	For the Year Ended December 31, 2012
	As Computed under LIFO	As Adjusted	Effect of Change
Operating revenues	$13,135	$13,135	$—
Cost of sales	12,000	12,002	2
Gross margin	1,135	1,133	(2)
Total operating expenses	820	820	—
Operating income	315	313	(2)
Other income, net	1	1	—
Interest expense	(1)	(1)	—
Income before income tax expense	315	313	(2)
Income tax expense	105	105	—
Net income	$210	$208	$(2)

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2011
	As Computed under LIFO	As Adjusted	Effect of Change
Operating revenues	$12,863	$12,863	$—
Cost of sales	11,735	11,730	(5)
Gross margin	1,128	1,133	5
Total operating expenses	811	811	—
Operating income	317	322	5
Other income, net	1	1	—
Interest expense	(1)	(1)	—
Income before income tax expense	317	322	5
Income tax expense	103	104	(1)
Net income	$214	$218	$4
Balance Sheets

	December 31, 2013
	As Computed under LIFO	As Adjusted	Effect of Change
Inventories	$186	$217	$31
Current deferred income tax asset	16	7	(9)
Total assets	2,281	2,303	22

Stockholders’ equity:
Common stock	1	1	—
APIC	387	406	19
Retained earnings	86	87	1
AOCI	131	133	2
Total stockholders’ equity	$605	$627	$22

	December 31, 2012
	As Computed under LIFO	As Adjusted	Effect of Change
Inventories	$168	$200	$32
Current deferred income tax asset	13	4	(9)
Total assets	1,709	1,732	23

Net investment:
Net investment	1,082	1,100	18
AOCI	165	170	5
Total net investment	$1,247	$1,270	$23
As a result of the accounting change, net investment as of January 1, 2012 increased from $1,094 million, as originally reported using the LIFO method, to $1,114 million using the weighted-average cost method. There was no material change to other comprehensive income for any of the years ended December 31, 2013, 2012 or 2011.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	For the Year Ended December 31, 2013
	As Computed under LIFO	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$138	$139	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in current assets and current liabilities	157	157	—
Deferred income tax expense	17	16	(1)
Operating activities, net	128	128	—
Net cash provided by operating activities	440	440	—
Cash flows from investing activities:
Net cash used in investing activities	(206)	(206)	—
Cash flows from financing activities:
Net cash provided by financing activities	85	85	—
Effect of foreign exchange rate changes on cash	(2)	(2)	—
Net increase in cash	317	317	—
Cash at beginning of year	61	61	—
Cash at end of year	$378	$378	$—

	For the Year Ended December 31, 2012
	As Computed under LIFO	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$210	$208	$(2)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in current assets and current liabilities	42	43	1
Deferred income tax (benefit)	(2)	(1)	1
Operating activities, net	114	114	—
Net cash provided by operating activities	364	364	—
Cash flows from investing activities:
Net cash used in investing activities	(215)	(215)	—
Cash flows from financing activities:
Net cash used in financing activities	(220)	(220)	—
Effect of foreign exchange rate changes on cash	—	—	—
Net (decrease) in cash	(71)	(71)	—
Cash at beginning of year	132	132	—
Cash at end of year	$61	$61	$—

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2011
	As Computed under LIFO	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$214	$218	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in current assets and current liabilities	(40)	(44)	(4)
Deferred income tax expense	12	12	—
Operating activities, net	122	122	—
Net cash provided by operating activities	308	308	—
Cash flows from investing activities:
Net cash used in investing activities	(127)	(127)	—
Cash flows from financing activities:
Net cash used in financing activities	(151)	(151)	—
Effect of foreign exchange rate changes on cash	—	—	—
Net increase in cash	30	30	—
Cash at beginning of year	102	102	—
Cash at end of year	$132	$132	$—

3.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
These consolidated and combined financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements include the consolidated accounts of CST Brands, Inc. and subsidiaries for all periods after the separation and distribution. All intercompany accounts and transactions have been eliminated in consolidation.
For all periods prior to the separation and distribution, these financial statements include the combined accounts of direct and indirect wholly owned subsidiaries of Valero that hold the assets and liabilities and reflect the operations of Valero’s retail business in the U.S. and Canada. Prior to the separation and distribution, these subsidiaries did not carry out any transactions with each other during the years presented; therefore, there were no transactions or accounts to be eliminated in connection with the combination.
Net Investment
The net investment represents Valero’s historical investment in CST, CST’s accumulated net earnings after taxes and the net effect of transactions with, and allocations from, Valero.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Receivables
Receivables represent amounts due from credit card companies, from our cardlock customers and from our heating oil customers (“trade receivables”). Trade receivables are carried at original invoice amount. Other receivables consist primarily of amounts due from vendors related to vendor rebates (see “Vendor Allowances and Rebates” for our policy

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

regarding the accounting for vendor rebates). We maintain an allowance for doubtful accounts, which is adjusted based on management’s assessment of our customers’ historical collection experience, known credit risks and industry and economic conditions.
Inventories
Inventories are carried at the lower of cost or market. The cost of supplies and convenience store merchandise is determined principally under the weighted-average cost method. The cost of motor fuel inventories in our U.S. segment is determined under the LIFO method using the dollar-value LIFO method, with any increments valued based on average purchase prices for the year. The cost of motor fuel inventories in our Canada segment is determined under the weighted-average cost method as further discussed in Note 2.
Property and Equipment
The cost of property and equipment purchased or constructed, including betterments of property assets, is capitalized. The cost of repairs and normal maintenance of property and equipment is expensed as incurred. Betterments of property and equipment are those which extend the useful lives of the property and equipment or improve the safety of our operations. Betterments also include additions to and enlargements of our retail sites. The cost of property and equipment constructed includes interest and certain overhead costs allocable to the construction activities.
When property and equipment are retired or replaced, the cost and related accumulated depreciation are eliminated, with any gain or loss reflected in depreciation, amortization and accretion expense, unless such amounts are reported separately due to materiality.
Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.
Impairment of Assets
Long-lived assets, which include property and equipment and finite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. See Note 5 for our impairment analysis of our long-lived assets.
Goodwill
Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year.
In our annual impairment analysis, we used qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
If after assessing the totality of events or circumstances an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount then performing the two-step test is unnecessary. However, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the first step of the two-step goodwill impairment test.
In the first step of the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

determination of our “implied fair value” requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the “implied fair value” is less than the carrying value, an impairment charge would be recorded.
The impairment analysis performed in the fourth quarter of 2013 indicated that goodwill was not impaired. We did not have any goodwill recorded prior to 2013.
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments from governmental regulatory agencies and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies, without establishing a range of loss for these liabilities. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation and the determination of our obligation in proportion to other parties. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts and potential improvements in remediation technologies. Amounts recorded for environmental liabilities have not been reduced by possible recoveries from third parties.
Asset Retirement Obligations
We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove underground storage tanks (“USTs”) for motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove and destroy the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.
Foreign Currency Translation
The functional currency of our Canadian operations is the Canadian dollar. Balance sheet accounts are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expense accounts are translated using the weighted-average exchange rates during the year presented. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income.
Revenue Recognition
Revenues are recorded upon delivery of the products to our customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured.
We present motor fuel excise taxes on sales on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the statements of income.
Shipping and Handling Costs
Costs incurred for the shipping and handling of motor fuel and convenience store merchandise are included in inventories, and therefore, reflected in cost of sales when the related item is sold.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Lease Accounting
The Company leases a portion of its properties under non-cancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum rental payments, certain leases require additional payments based on our sales volumes. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. Income taxes prior to the separation and distribution were accounted for and presented as if we were a separate taxpayer rather than a member of Valero’s consolidated income tax return.
We classify any interest expense and penalties related to the underpayment of income taxes in income tax expense.
Vendor Allowances and Rebates
We receive payments for vendor allowances and volume rebates from various suppliers of convenience store merchandise. Our accounting practices are as follows:

•	Vendor allowances for price markdowns are credited to cost of sales during the period the related markdown is realized.

•	Volume rebates of merchandise are recorded as reductions to cost of sales when the merchandise qualifying for the rebate is sold.

•	Slotting and stocking allowances received from a vendor are recorded as a reduction to cost of sales over the period covered by the agreement.
The aggregate amounts recorded as a reduction to cost of sales for vendor allowances and rebates for the years ended December 31, 2013, 2012 and 2011 were $71 million, $70 million, and $62 million, respectively. The recording of vendor allowances and rebates does not require us to make any significant estimates.
Stock-Based Compensation
The Company has granted non-qualified stock options and restricted stock awards to certain employees. Stock-based compensation expense is based on the estimated grant-date fair value. We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award.
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by us for resale during all years presented. No customers are individually material to our operations.
Cost of Sales
We include in our cost of sales all costs we incur to acquire motor fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. Cost of sales does not include any depreciation of our property and equipment, as any amounts attributed to cost of sales would not be significant. Depreciation is separately classified in our consolidated and combined statements of income.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Earnings per Common Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Participating share-based payment awards, including shares of restricted stock granted under certain of our stock-based compensation plans, are included in the computation of basic earnings per share using the two-class method. Diluted earnings per common share reflects the potential dilution arising from our outstanding stock options and unvested restricted shares granted in connection with our stock-based compensation plans. Potentially dilutive securities are excluded from the computation of diluted earnings per common share when the effect of including such shares would be anti-dilutive.
Financial Instruments
Our financial instruments include cash, accounts receivable, payables, our credit facilities, capital lease obligations, and trade payables. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 12.

4.	ACQUISITIONS
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
We have not presented pro forma results of operations for the year ended December 31, 2012 because this acquisition was not material to our results of operations.
During 2013, we acquired one new company operated site and purchased four dealers/agents, converting them to company operated sites, in our Canada segment for $7 million.

5.	ASSET IMPAIRMENTS
Our retail sites are the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of long-lived assets. Cash flows from each retail site vary from year to year and as a result, we identified and recorded asset impairments in 2013 and 2011 as changes in market demographics, traffic patterns, competition and other factors impacted the overall operations of certain of our individual retail sites. We did not record any asset impairments during 2012.
For each retail site where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the retail site’s carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

then estimated the fair value of these retail sites to measure the impairment. To estimate the fair value of our retail sites, we used a discounted cash flow method that reflected internally developed cash flows that included, among other things, our expectations of future cash flows based on sales volume, gross margins, operating expenses, discount rates and an estimated fair value of the land.
As a result of our impairment evaluation process, we concluded that some retail sites were impaired. The aggregate carrying values, estimated fair values and asset impairments for each segment were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
U.S.:
Carrying values	$9	$—	$3
Less: Estimated fair values	4	—	1
Asset impairments	$5	$—	$2

Canada:
Carrying values	$1	$—	$1
Less: Estimated fair values	—	—	—
Asset impairments	$1	$—	$1

6.	FAIR VALUE MEASUREMENTS
General
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

During the twelve months ended December 31, 2013, there were no transfers between the fair value hierarchy levels.
We do not have any financial instruments measured at fair value on our balance sheets for any of the years presented. Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values (Level 1). These instruments include cash, accounts receivable, our credit facilities and trade payables. The fair value disclosure related to our debt is located in Note 12.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Nonfinancial assets, such as property and equipment, and nonfinancial liabilities are recognized at their carrying amounts in our balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values on a recurring basis. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property and equipment or goodwill. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.
Nonrecurring Fair Value Measurements
As discussed in Note 5, we concluded that certain of our retail sites were impaired during the years ended December 31, 2013 and 2011. There were no retail sites impaired for the year ended of December 31, 2012. To estimate the fair value of our retail sites, we used a discounted cash flow method that reflected internally developed cash flows that included, among other things, our expectations of future cash flows based on sales volume, gross margins, operating expenses, discount rates and an estimated fair value of the land.
The table below presents the fair value (in millions) of our nonfinancial assets measured on a nonrecurring basis during the years ended December 31, 2013, 2012 and 2011, and categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2013, 2012 and 2011.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of December 31	Total Loss Recognized During the Year Ended December 31
2013:
Property and equipment	$—	$—	$4	$4	$6
2012:
Property and equipment	$—	$—	$—	$—	$—
2011:
Property and equipment	$—	$—	$1	$1	$3
The fair value disclosure related to our 2012 acquisition of Crackerbox is located in Note 4.
There were no liabilities that were measured at fair value on a nonrecurring basis during the years ended December 31, 2013, 2012 and 2011.

7.	RECEIVABLES
Receivables consisted of the following (in millions):

	December 31,
	2013	2012
Trade receivables	$123	$115
Other	31	21
Total receivables	154	136
Allowance for doubtful accounts	(1)	(2)
Receivables, net	$153	$134

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance as of beginning of year	$2	$2	$2
Increase in allowance charged to expense	—	—	1
Accounts charged against the allowance, net of recoveries	(1)	—	(1)
Balance as of end of year	$1	$2	$2

8.	INVENTORIES
Inventories consisted of the following (in millions):

	December 31,
	2013	2012
Convenience store merchandise	$115	$111
Motor fuel	101	88
Supplies	1	1
Inventories	$217	$200
The cost of supplies and convenience store merchandise is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. segment on the LIFO basis. As of December 31, 2013 and 2012, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $24 million and $24 million, respectively. We account for our motor fuel inventory in our Canada segment under the weighted-average cost method. See Note 2 for further discussion on our change in accounting policy for our motor fuel inventory in our Canada segment.

9.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in millions):

	December 31,
	2013	2012
Land	$403	$387
Retail site buildings	436	426
Equipment	625	599
Leasehold improvements	255	237
Other	213	185
Construction in progress	49	29
Property and equipment, at cost	1,981	1,863
Accumulated depreciation	(655)	(587)
Property and equipment, net	$1,326	$1,276
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $106 million, $103 million, and $101 million, respectively.
We had certain retail sites under capital leases totaling $9 million and $9 million as of December 31, 2013 and 2012, respectively. Accumulated depreciation on assets under capital leases was $6 million and $5 million as of December 31, 2013 and 2012, respectively. See Note 14 for future minimum rental payments on capital lease obligations.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2013	2012	2013	2012
Goodwill	$18	$—
Intangible assets	119	127	$(88)	$(86)
Total	$137	$127	$(88)	$(86)
Intangible assets primarily relate to customer lists in our Canada segment, which are amortized on a straight-line basis over 15 years. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.
Amortization expense for intangible assets was $8 million, $8 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate amortization expense is expected to be $8 million per year for the years ending December 31, 2014 through December 31, 2016, and $1 million for each of the years ending December 31, 2017 and 2018.
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
At December 31, 2013, we had $18 million of goodwill recorded in our U.S. segment as a result of the acquisition of Crackerbox. In accordance with ASC 350 Intangibles—Goodwill and Other, we have assessed the reporting unit definitions and determined that goodwill in our U.S. segment is tested for impairment by three geographic regions based primarily on how our U.S. segment is organized and managed. All of the goodwill in our U.S. segment is assigned to one of these three geographic regions. After assessing the totality of events and circumstances (primarily that our capital structure as an independent, publicly traded company was based on current market conditions and estimated fair values as of the separation and distribution while our net assets retained the historical book basis of Valero’s retail business prior to the separation and distribution), we determined that it is more likely than not that the fair value of our reporting unit exceeds its carrying amount and therefore goodwill is not impaired at December 31, 2013.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

11.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses
	December 31,
	2013	2012
Wage and other employee-related liabilities	$25	$22
Environmental liabilities	2	2
Self-insurance accruals (see Note 14)	1	6
Asset retirement obligations	3	2
Accrued Interest	5	—
Other	7	8
Total accrued expenses and other current liabilities	$43	$40

	Other Long-Term Liabilities
	December 31,
	2013	2012
Environmental liabilities	$3	$3
Self-insurance accruals (see Note 14)	16	11
Other	15	16
Total other long-term liabilities	$34	$30
Other
Other accrued expenses include contingent lease accruals, unearned revenue related to our heating oil operations and various other items, none of which are material. Other long-term liabilities include security deposits, contingent liabilities related to legal matters that are both probable and reasonably estimable and various other items, none of which are material.
Asset Retirement Obligations
We have asset retirement obligations for the removal of USTs at owned and leased retail sites. There is no legal obligation to remove USTs while they remain in service. However, environmental laws in the U.S. and Canada require that USTs be removed within one to two years after the USTs are no longer in service, depending on the jurisdiction in which the USTs are located. We have estimated that USTs at our owned retail sites will remain in service approximately 20 years and that we will have an obligation to remove those USTs at that time. For our leased retail sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Changes in our asset retirement obligations were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Asset retirement obligations as of beginning of year	$79	$76	$72
Additions to accrual	1	2	2
Accretion expense	4	4	4
Settlements	(1)	(4)	(2)
Foreign currency translation	(1)	1	—
Asset retirement obligations as of end of year	$82	$79	$76
Less current portion (included in accrued expenses)	(3)	(2)	(2)
Asset retirement obligations, less current portion	$79	$77	$74

12.	DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	December 31,	December 31,
	2013	2012
5.00% senior notes due 2023	$550	$—
Term loan due 2018 (effective interest rate of 1.92% at December 31, 2013)	488	—
Capital leases	4	5
Total debt and capital lease obligations outstanding	1,042	5
Less current portion	(36)	(1)
Debt and capital lease obligations, less current portion	$1,006	$4

Availability under revolving credit facility (expires 2018):
Total available credit facility limit	$300	$—
Letters of credit outstanding	(3)	—
Maximum leverage ratio constraint(a)	(84)	—
Total available and undrawn	$213	$—

(a)
Our credit facility contains a maximum lease adjusted leverage ratio of 3.75 to 1.00. As a result, we were limited to the amount we could borrow under our revolving credit facility at December 31, 2013.

In connection with the issuance of our new long-term debt, we incurred debt issuance and credit facility origination costs of $19 million, which are amortized into interest expense using the effective interest method over the terms of the associated notes and credit facilities.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended. In connection with the offering of the notes, we entered into a registration rights agreement pursuant to which we and the guarantors of the notes would register substantially identical exchange notes under the Securities Act of 1933 and permit holders to exchange the notes for the registered exchange notes. On November 8, 2013, we commenced such an exchange offer pursuant to an effective registration statement. In the exchange offer, we exchanged all outstanding notes that were validly tendered with new notes with substantially identical terms. The exchange offer expired on December 11, 2013.
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

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on us and our guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of December 31, 2013, our lease adjusted leverage ratio and fixed charge coverage ratio were 3.21 to 1.00 and 4.39 to 1.00, respectively.

Borrowings under our credit facilities bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin, or an alternate base rate as defined under the agreement, plus a margin. Initially, all LIBOR loans have an applicable interest rate margin of 1.75%, and all alternate base rate loans have an applicable interest rate margin of 0.75%. Future interest rate margins will increase or decrease based on our leverage ratio as prescribed under the credit agreement governing the credit facilities. The revolving credit facility provides for customary fees, including commitment fees and other fees.
Outstanding borrowings under our term loan facility are LIBOR loans bearing interest at 1.92% (LIBOR plus 1.75%) as of December 31, 2013.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

We are required to make principal payments on the term loan in accordance with an amortization schedule as follows (in millions):

Years Ending December 31,	Total Principal to be Repaid
2014	$35
2015	47
2016	69
2017	75
2018	262
Total	$488
The aggregate fair value and carrying amount of the notes and term loan at December 31, 2013 were $1.02 billion and $1.04 billion, respectively. The fair value of our debt is determined primarily using the market approach based on quoted prices provided by third-party brokers and vendor pricing services, but are not exchange-traded. These quoted prices are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures.

13.	RELATED-PARTY TRANSACTIONS
As discussed in Note 1, Valero retained a 20% ownership interest of our common stock through November 14, 2013. We considered transactions with Valero to be with a related-party through this date. As discussed in Note 3, Valero supplied substantially all of the motor fuel purchased by us for resale during all years presented. For purposes of these financial statements, payables and receivables related to transactions between us and Valero were included as a component of the net investment prior to the separation and distribution and as “Accounts payable to Valero” subsequent to the separation and distribution.
Purchased Motor Fuel
Motor fuel purchased by us from Valero is recorded as a component of cost of sales based on price formulas that vary from terminal to terminal. The actual prices we pay typically change daily, based on market fluctuations of wholesale motor fuel in the geographic locations where we purchase our motor fuel for resale.
Under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we purchase a substantial portion of our motor fuel from Valero at “per-terminal,” market-based prices. The pricing formulas under our supply agreements changed effective January 1, 2013, and our cost of sales increased as a result of differences in price formulas from those historically charged prior to the separation and distribution. These differences in price formulas increased our cost of sales by $9 million and $8 million in U.S. and Canada, respectively, during 2013. In addition, the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada differ from our arrangements prior to the separation and distribution by providing for payment terms of “net 10” days after taking title to the motor fuel versus “on delivered” payment. These new payment terms became effective at the time of the separation and distribution. Primarily as a result of this change in payment terms, our cash increased by $253 million during 2013 related to our “Accounts payable to Valero.”
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Certain corporate functions
As discussed in Note 1, certain corporate functions performed by Valero on our behalf prior to the separation and distribution were charged to us based primarily on specific identification of time and/or activities associated with CST, employee headcount or capital expenditures. We recorded these corporate allocations as a component of general and administrative expenses in the combined statements of income.
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
The following table reflects significant transactions with Valero (in millions):

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$10,460	$10,810	$10,533
Operating expenses(a)	14	43	36
General and administrative expenses(a)	14	36	36

(a)	Includes stock-based compensation and employee benefit plan expense allocations that are more fully described in Notes 16 and 19, respectively.
Net Investment
The following is a reconciliation of the amounts presented as “Net transfers to Valero” on our statements of changes in stockholders’ equity/net investment and the amounts presented as “Net transfers to Valero” on our statements of cash flows.

	Year Ended December 31,
	2013	2012	2011
Net transfers to Parent per statements of changes in net investment	$(739)	$(222)	$(151)
Non-cash transactions:
Net transfers of assets and liabilities with Valero	361	3	1
Net transfers to Valero per statements of cash flows	$(378)	$(219)	$(150)
Certain adjustments were made subsequent to the separation and distribution to true-up the differences between the book basis and the tax basis of certain assets and liabilities, which resulted in a $9 million reduction in our deferred income tax assets and an offsetting reduction to APIC, as discussed in Note 1.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14.	COMMITMENTS AND CONTINGENCIES
Leases
We have long-term operating lease commitments for land for office facilities, our retail distribution center, retail sites, retail site buildings and related equipment that generally contain renewal options for periods ranging from five to ten years. In addition to minimum rental payments, certain leases require additional contingent payments based on motor fuel volume sold. We also have capital lease commitments for certain retail sites as described in Note 9. In most cases, we expect that in the normal course of business, our leases will be renewed or replaced by other leases.
As of December 31, 2013, our future minimum lease payments for (i) operating leases having initial or remaining noncancelable lease terms in excess of one year and (ii) capital leases were as follows (in millions):

	Operating Leases	Capital Leases
2014	$24	$2
2015	22	1
2016	20	1
2017	17	1
2018	13	—
Thereafter	45	2
Total minimum rental payments	$141	7
Less amount representing interest		(3)
Net minimum rental payments		$4
Rental expense was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Minimum rental expense	$28	$25	$25
Contingent rental expense	22	23	23
Total rental expense	$50	$48	$48
Litigation Matters
We are party to claims and legal proceedings arising in the ordinary course of business. We have not recorded a loss contingency liability with respect to some of these matters because we have determined that it is remote that a loss has been incurred. For other matters, we have recorded a loss contingency liability where we have determined that it is probable that a loss has been incurred and that the loss is reasonably estimable. These loss contingency liabilities are not material to our financial position. We re-evaluate and update our loss contingency liabilities as matters progress over time, and we believe that any possible loss in excess of amounts already recorded will not be material to our results of operations, financial position or liquidity, except for the litigation matters discussed below.
MTBE Litigation
Prior to the separation and distribution, Valero was named in four cases alleging liability related to methyl-tertiary butyl ether (“MTBE”) contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners, marketers or retailers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. In July 2013, Valero reached an agreement in principle to settle these cases. The Separation and Distribution Agreement between Valero and CST provides that Valero will retain all third-party claims occurring prior to the separation and distribution relating to those MTBE cases, therefore we have not recorded a loss contingency related to these MTBE cases.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Temperature Adjusted Fuel Complaints
On December 13, 2006, a class action complaint was filed against Valero, Shell Oil Products Company LLC, ConocoPhillips, Chevron USA, Inc., Tesoro Refining and Marketing Company, Wal-Mart Stores, Inc., Costco Wholesale Corporation, The Kroger Company and a few other retailers in San Francisco federal court. The complaint accused the defendants of violating state consumer protection laws by failing to adjust the volume or price of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. Following this filing, numerous other federal complaints were filed and consolidated in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). In mid-April 2012, Valero and certain of the other defendants reached a preliminary class settlement with the plaintiffs. On September 28, 2012, the court initially denied approval of this settlement concluding that the settling parties had failed to show how the settlement sufficiently benefited the class members. The settling parties, including Valero, agreed with the court and supplemented the record to demonstrate how the settlement will benefit the class. On December 10, 2012, the court approved the settlement. On September 20, 2013, the Court approved Plaintiffs’ class notice plan and acknowledged that publication for the entire class would be sufficient. The final fairness hearing is anticipated to occur in early 2014.
We previously had recorded an immaterial loss contingency liability with respect to this matter consistent with our liability under the settlement; therefore, we have no additional exposure due to the court’s approval of the settlement.
Because a portion of Valero’s alleged liability in the class action allegedly arises out of our retail operations, we have agreed to indemnify Valero for 50% of the monetary portion of the settlement (or otherwise 50% of any monetary payment that Valero ultimately may be obligated to pay in final resolution of the class action). We have also agreed to certain actions required under the settlement agreement on a prospective basis, including the posting of fuel temperatures at our U.S. retail sites. The settlement agreement includes a full release from liability for Valero and its affiliates, including us.
Canadian Price Fixing Claims
Ultramar Ltd., Valero’s principal Canadian subsidiary (“Ultramar”), was named as a defendant in four class actions alleging that Ultramar and other competitors engaged in illegal price fixing in four distinct markets in the province of Québec. The cases were filed in June 2008 following a guilty plea by Ultramar and an employee and charges laid against several alleged co-conspirators. As a result, four class actions were filed on the same day in the matters of (i) Simon Jacques vs. Ultramar et al in the Superior Court of Québec, District of Québec City, (ii) Daniel Thouin/ Marcel Lafontaine vs. Ultramar et al, Superior Court of Québec, District of Montreal, (iii) Michael Jeanson et al vs. Ultramar et al, Superior Court of Québec, District of Hull and (iv) Thibeau vs. Ultramar et al, Superior Court of Québec, District of Montreal. As required pursuant to the civil procedure rules in effect, the first filed claim is given priority, and the others are suspended pending final judgment on the first filed claim. The guilty plea followed an extensive government investigation and was confined to a limited time period and limited geographic area around Thetford Mines and Victoriaville in Québec. The plaintiffs attempted to widen the scope, alleging the existence of a conspiracy extending between 2002 and 2008 throughout Québec. The court allowed a time range of 2002 to 2006 but did not expand the geographic area beyond the four limited markets identified by the investigation. A hearing on class suitability took place in September 2009, and in November 2009, the court authorized the action to proceed on a class basis for the limited geographic area discussed above. A statement of claim was filed but the proceedings were suspended until May 5, 2011. The suspension was a result, in part, of damage proof issues for plaintiffs that developed pre-discovery. The court required the plaintiffs to file a report on damages on May 5, 2011. Ultramar intends to vigorously contest the scope of alleged liability and damages.
On June 10, 2011, Ultramar was served with a “new” amended motion to institute a class action in the matter of Daniel Thouin/Marcel Lafontaine v. Ultramar Ltd., et al., Superior Court of Québec, District of Québec. This matter had previously been put in abeyance to allow the first filed claim discussed above to proceed. The plaintiff changed the venue and the geographical scope of its recourse alleging that defendants colluded in other regions of Québec. By issuing this motion, the attorney for the plaintiff (the same as for the other price fixing matter) is trying to extend its claim outside the limited territory authorized by the court in the Jacques matter.  On September 6, 2012, the Superior Court of Québec granted the plaintiff’s motion to extend the scope of the territory to be covered by the action.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Ultramar’s alleged liability in these claims arises entirely out of our retail operations in Canada. As a result, we have agreed to indemnify and hold harmless Valero fully from any liability associated with these claims pursuant to the Separation and Distribution Agreement.
During the fourth quarter of 2012, we concluded a loss was probable and reasonably estimable and as such, we recorded an immaterial loss contingency liability. Due to the inherent uncertainty of litigation, we believe it is reasonably possible that we may suffer a loss in excess of the amount recorded that could have a material adverse effect on our results of operations, financial position or liquidity with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot be reasonably made due to a number of factors, the most significant of which is that no amount of damages has been specified by the plaintiffs.
Colorado Petroleum Storage Tank Fund
On October 30, 2013, the State of Colorado filed a lawsuit against several Valero affiliates and several CST affiliates claiming that Valero and CST entities recovered funds from both the Colorado Underground Storage Fund and from insurance policies for the same remediation activities. The case is subject to the accelerated “CAPP” rules of procedure in Colorado and a trial date is set for March 30, 2015. We believe there is no merit to the lawsuit and intend to vigorously contest the allegations. An estimate of the possible loss or range of loss cannot be reasonably made due to a number of factors, the most significant of which is that no amount of damages has been specified by the plaintiffs.
Environmental Matters
We are subject to extensive federal, state, provincial and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions and characteristics, composition, storage and sale of motor fuel, and the health and safety of our employees.
We are required to make financial expenditures to comply with regulations governing USTs adopted by federal, state, provincial and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the U.S. Environmental Protection Agency has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking USTs. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. In addition, the U.S. Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our USTs.
We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of motor fuel. In addition, we make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities as a result of releases of motor fuel from storage systems.
Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase. In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations.
Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions and the duration of remedial and monitoring activity required. Accruals for environmental liabilities are recorded based on our best estimate using all information that is available at the time. Loss estimates are measured and liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

societal and economic factors. Also considered when measuring environmental liabilities are our prior experience in remediation of contaminated sites, other companies’ cleanup experience and data released by the relevant authority.
Legislative and regulatory initiatives regarding climate change and greenhouse gas emissions have accelerated recently in the U.S. and Canada. Greenhouse gases are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. If governmental climate change or greenhouse gas reduction initiatives are enacted, they could have a material adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our motor fuel costs and/or decreasing customer demand for motor fuel sold at our locations. For example, the California Global Warming Solutions Act, also known as AB 32, directs the California Air Resources Board (“CARB”) to develop and issue regulations to reduce greenhouse gas emissions in California to 1990 levels by 2020. CARB has issued a variety of regulations aimed at reaching this goal, including a Low Carbon Fuel Standard, a statewide cap-and-trade program and electricity renewable standards. AB 32 went into effect in 2013 for greenhouse gas emission from refineries, and in 2015 the law will cover greenhouse gas emissions from the refineries’ mobile sources, i.e. our convenience stores. This will mean that the price we pay to purchase motor fuel for resale will increase in California as refiners charge distributors more to cover the credits and we have to pass that cost on the to our customers. In addition, the Canadian province of Québec enacted a regulation creating a cap-and-trade system that will apply to us starting on January 1, 2015. To the degree these programs or greenhouse gas regulations increase cost that we are unable to recover or otherwise adversely impact consumer demand, these matters could have a material adverse effect on our financial position, results of operations and liquidity.
Self-Insurance Matters
We are partially self-insured for our general liability insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. All of our liability and property insurance policies contain retention and deductible clauses that limit our loss exposure. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an employee injury plan in compliance with the Employee Retirement Income Security Act of 1974 in the U.S., which is self-insured. For our U.S. operations outside of Texas, we maintain statutory workers’ compensation insurance, which is partially self-insured. In Canada, we are a subscriber under the public system workers’ compensation of the provinces where we operate. As of December 31, 2013, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 31, 2013. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $17 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position, results of operations and cash flows. Valero has fully indemnified us for the portion of the liability relating to claims incurred up to the date of the separation and the distribution, which is discussed in Note 13.
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
Health Care Reform
In March 2010, a comprehensive health care reform package composed of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform”) was enacted into law in the U.S. Provisions of the Health Care Reform are expected to affect the future costs of the U.S. health care plans. We currently estimate that our annual health care costs will increase by approximately $8 million in 2014 as a result of changes in insurance programs due to Health Care Reform.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15.	EQUITY
Share Activity
As of December 31, 2013, a total of 250 million shares of common stock, $0.01 par value, were authorized, of which 75,397,241 were issued and outstanding.
Dividends
We paid quarterly cash dividends as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)
September 30, 2013	September 30, 2013	October 15, 2013	$0.0625
December 31, 2013	December 31, 2013	January 15, 2014	$0.0625
On March 4, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.0625 per share, payable on April 15, 2014, to shareholders of record as of March 31, 2014.
The Company expects to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the years ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
	2013	2012
Balance at the beginning of the period	$170	$160
Other comprehensive (loss) income before reclassifications	(37)	10
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive (loss) income	(37)	10
Balance at the end of the period	$133	$170

16.	STOCK-BASED COMPENSATION
Overview
Prior to the separation and distribution, our employees participated in Valero’s stock-based compensation plans, and Valero allocated stock-based compensation costs to us based on Valero’s determination of actual costs attributable to our employees. No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the separation and distribution.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

agreements between Valero and the affected employees. With respect to stock options to purchase Valero stock held by CST employees, Valero has adjusted the exercise prices and the number of shares subject thereto to reflect the impact of the distribution, as more particularly set forth in the Employee Matters Agreement.
In anticipation of the distribution, Valero, as sole stockholder of CST, and the CST Board of Directors approved the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “Plan”). The Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted stock shares, other stock-based awards and cash awards to CST officers, directors and certain other employees. The Plan provided a pool of shares representing 10% of CST common stock issued and outstanding immediately following the separation and the distribution, or approximately 7.5 million shares of our common stock. As of December 31, 2013, we had granted stock options and restricted stock under the Plan, and there were approximately 7.1 million shares available for grant under the Plan.
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of each vesting tranche. We record stock-based compensation as components of operating expenses and administrative expenses in the consolidated and combined statements of income.
We recorded stock-based compensation expense as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$4	$2	$3
Stock Options
Stock options granted under the Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of the common stock on the date of grant. Market value is defined by the Plan as the mean of the highest and lowest prices per share of our stock on the NYSE on the date of grant. As of December 31, 2013, options to purchase 0.2 million shares were outstanding with exercise prices ranging from $29.53 to $33.79 per share.
The following summarizes all stock option activity during the year ended December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Options outstanding at May 1, 2013	—	n/a

Granted	239,985	$29.87
Exercised	—	n/a		n/a
Unvested options forfeited	(2,775)	$29.53
Options outstanding at December 31, 2013	237,210	$29.87	1.6	$2

Options exercisable at December 31, 2013	—	n/a	n/a	n/a
The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2013.  The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2013 and the exercise price for each in-the-money option.  This value fluctuates with the changes in the price of our common stock.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2013:

Year Ended December 31, 2013
Expected term (years)	6.00
Expected stock price volatility	44.39%
Risk-free interest rate	1.04%
Expected dividend yield	0.84%
Expected term was estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term due to the lack of prior grant history and a relatively small number of recent expected life assumptions available from our peers. Expected stock price volatility was based on the weighted-average of our peer group’s median implied volatility, our own mean reversion volatility, and the median of our peer group’s most recent volatilities over the expected term. The risk-free interest rate was based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. The risk free rate was calculated by interpolating between the published 5-year and 7-year U.S. Treasury spot rates. The expected dividend yield was based on the market value of the common stock on the date of grant (as defined by the Plan) and assumed future annual dividends of $0.25 per share.
The weighted-average fair value of options granted under the Plan in 2013 was $11.84. As of December 31, 2013, there was $2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock Awards
Restricted stock awards granted under the Plan vest under one of the following schedules:

•	in full on the first anniversary of their date of grant;

•	in full on the third anniversary of their date of grant;

•	in three equal increments on the first, second and third anniversaries of their date of grant; or

•	in full at retirement.
The following summarizes all restricted stock activity during the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares outstanding at May 1, 2013	—	n/a
Granted	203,813	$29.73
Vested	—	n/a
Forfeited	(1,110)	$29.53
Restricted shares outstanding at December 31, 2013	202,703	$29.73
The fair value of each share of restricted stock is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the NYSE on the date of grant. As of December 31, 2013, there was $4 million of unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17.	EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted-average of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of stock options and restricted stock in the periods in which such effect is dilutive.
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
The following table provides a reconciliation of basic and diluted earnings per common share computations for the years ended December 31, 2013, 2012 and 2011 (in millions, except shares and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Earnings per common share:
Net income attributable to stockholders	$139	$208	$218
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397
Total earnings per share	$1.84	$2.76	$2.89

Earnings per common share - assuming dilution:
Net income attributable to stockholders	$139	$208	$218
Weighted-average common shares outstanding (in thousands)	75,397	75,397	75,397
Common equivalent shares:
Restricted stock (in thousands)	28	—	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,425	75,397	75,397
Earnings per common shares - assuming dilution	$1.84	$2.76	$2.89
The table below presents securities that could potentially dilute earnings per share in future periods. These securities have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

Year Ended
December 31,
2013
Weighted-average anti-dilutive options	151
Weighted-average anti-dilutive restricted shares	—
No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the separation and distribution. Therefore, there are no stock-based awards included in the calculation of shares used in the diluted earnings per share prior to the separation and distribution.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18.	INCOME TAXES
Income before income tax expense from our U.S. and Canadian operations was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$111	$201	$161
Canadian operations	104	112	161
Income before income tax expense	$215	$313	$322
The following is a reconciliation of the U.S. statutory federal income tax rate (35% for all years presented) to the consolidated effective income tax rate:

	Year Ended December 31,
	2013	2012	2011
Federal income tax expense at the U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income tax expense, net of U.S. federal income tax effect	1.1	1.3	1.2
Canadian operations	(3.8)	(2.9)	(3.4)
Credits	(0.4)	—	(0.3)
State credit loss	3.4	—	—
Other	—	0.1	(0.2)
Income tax expense	35.3%	33.5%	32.3%
Components of income tax expense related to net income were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal	$37	$67	$39
U.S. state	5	6	5
Canada	18	33	48
Total current	60	106	92

Deferred:
U.S. federal	(4)	1	14
U.S. state	10	—	1
Canada	10	(2)	(3)
Total deferred	16	(1)	12
Income tax expense	$76	$105	$104

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2013	2012
Deferred income tax assets:
Tax credit carryforwards	$—	$7
Net operating losses (“NOLs”)	1	1
Inventories	4	2
Unpaid insurance reserve	5	5
Accrued expenses	6	3
Property and equipment	23	—
Intangibles	69	—
Other assets	5	10
Total deferred income tax assets	113	28
Less: Valuation allowance	(1)	(1)
Net deferred income tax assets	112	27

Deferred income tax liabilities:
Property and equipment	(105)	(145)
Other	(1)	(1)
Total deferred income tax liabilities	(106)	(146)
Net deferred income tax assets (liabilities)	6	(119)
Less: Current deferred income tax assets	(7)	(4)
Less: Non-current deferred income tax asset	(93)	—
Non-current deferred income tax liability	$(94)	$(123)
The change in deferred tax items above reflects deferred income tax expense, the deferred tax impact of other comprehensive income items and adjustments related to the separation and distribution.
As of December 31, 2013 we had no income tax credit carry forward. The 2012 state income tax credit carry forward of $7 million, net of federal tax benefit, was lost as a result of the separation from Valero on May 1, 2013. As of December 31, 2013, we had $23 million of state net operating losses (“NOL”) available for carry forward. The NOLs expire within a period of five to fifteen years. As of December 31, 2013 and 2012, we recorded valuation allowances of $1 million on the NOLs due to uncertainties related to our ability to utilize them. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. We believe the remaining deferred income taxes will be realized based on future taxable income and the reversal of existing temporary differences. Accordingly, we believe that no additional valuation allowances are necessary.
We provide tax reserves for federal, state, local and international uncertain tax positions. The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing. Although the outcome of open tax examinations is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012, we did not have any unrecognized tax benefits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no interest and penalties for the years ended December 31, 2013, 2012 and 2011.
We operate in multiple tax jurisdictions, both inside and outside the U.S. and are routinely under audit by federal, state and foreign tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through the tax year 2001. In addition, we are subject to ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions. In general, the tax years January 1, 2002 through December 31, 2013, remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes of limitation periods.
The cumulative undistributed earnings of our foreign subsidiaries were approximately $892 million. These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
Our financial results prior to May1, 2013, are included in the U.S. and Canadian consolidated tax returns of Valero. As such, with the exception of certain states, we did not make cash tax payments directly to taxing jurisdictions; rather, our share of Valero’s tax payments are reflected as changes in “net investment.” Direct cash payments for income taxes after the separation and distribution were approximately $26 million for the year ended December 31, 2013, $1 million for the year ended December 31, 2012 and less than $1 million in the year ended December 31, 2011.

19.	EMPLOYEE BENEFIT PLANS
Overview
Prior to the separation and distribution, our employees participated in certain defined benefit and defined contribution plans sponsored by Valero. Valero charged us for benefit costs associated with our employees and carried the obligations for employee benefit plans in its financial statements. These costs were charged to us through affiliate billings and are reflected in operating expenses and general and administrative expenses in our consolidated and combined statements of income.
Because we were not the plan sponsor of these plans, our combined balance sheet does not reflect any assets or liabilities related to these plans.
Following the completion of the separation and the distribution, our active employees no longer participate in benefit plans sponsored or maintained by Valero, and instead participate in our benefit plans. No assets and/or liabilities under Valero’s plans were transferred to us following completion of the separation and the distribution.
Summary of CST’s Defined Contribution Plans
CST sponsors defined contribution plans that cover employees in the U.S. and Canada. Employees are eligible to participate in the plans once they meet the respective plans’ eligibility requirements, which differ depending on employee level and location. Once eligible, employees participating in the plans are entitled to receive employer matching contributions. Under these plans, employees can contribute a portion of their eligible compensation and CST will match these contributions at rates of 50% to 100% up to 4% of eligible compensation depending on employee level and location. At CST’s discretion, it may also make profit-sharing contributions, which can range from 0% to 9% of eligible compensation, to the plans to be allocated to the participants.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

We recorded expenses associated with benefit plans for our employees as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
CST defined contribution plans	$7	$—	$—
Valero defined benefit and defined contribution plans	5	15	12
Benefit plan expense	$12	$15	$12

20.	SEGMENT INFORMATION
Our operations include (i) the sale of motor fuel at convenience stores, dealers/agents and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers.
We have two reportable segments: U.S. and Canada. The U.S. segment includes convenience stores located in the United States. The Canada segment includes convenience stores, dealers/agents, cardlocks and heating oil operations located in Canada. Operating revenues from our heating oil business were less than 5% of our consolidated operating revenues for each of the years in the three-year period ended December 31, 2013 and have been included within the Canada segment information.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. Performance is evaluated based on operating income. There are no intersegment revenues.
The following table reflects activity related to our reportable segments (in millions):

	U.S.	Canada	Corporate	Total
Year ended December 31, 2013:
Operating revenues from external customers	$7,761	$5,016	$—	$12,777
Gross margin	699	398	—	1,097
Depreciation, amortization and accretion expense	82	36	—	118
Operating income (loss)	198	118	(78)	238
Total expenditures for long-lived assets	148	54	—	202

Year ended December 31, 2012:
Operating revenues from external customers	7,907	5,228	—	13,135
Gross margin	722	411	—	1,133
Depreciation, amortization and accretion expense	78	37	—	115
Operating income (loss)	246	128	(61)	313
Total expenditures for long-lived assets	181	42	—	223

Year ended December 31, 2011:
Operating revenues from external customers	7,557	5,306	—	12,863
Gross margin	664	469	—	1,133
Depreciation, amortization and accretion expense	76	37	—	113
Operating income (loss)	202	179	(59)	322
Total expenditures for long-lived assets	91	39	—	130

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Operating revenues for our principal products were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Motor fuel sales (gasoline and diesel)	$10,667	$11,036	$10,758
Merchandise sales	1,538	1,496	1,484
Other	572	603	621
Total operating revenues	$12,777	$13,135	$12,863
Other operating revenues are derived from our Canadian heating oil business as well as revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.
No single customer accounted for more than 10% of our operating revenues.
Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2013	2012
U.S.	$1,003	$938
Canada	372	379
Total long-lived assets	$1,375	$1,317
Total assets by reportable segment were as follows (in millions):

	December 31,
	2013	2012
U.S.	$1,472	$1,154
Canada	799	578
Total reportable segment assets	$2,271	$1,732
Corporate assets not allocated to the reportable segments include $32 million of deferred debt issue costs and the indemnification receivable from Valero discussed in Note 13.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

21.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Decrease (increase) in current assets:
Receivables, net	$(26)	$41	$(30)
Inventories	(23)	(4)	(9)
Prepaid expenses and other	(2)	2	(4)
Increase (decrease) in current liabilities:
Accounts payable	18	4	(2)
Accounts payable to Valero	253	—	—
Accrued expenses	4	(3)	(4)
Taxes other than income taxes	(77)	3	5
Income taxes payable	10	—	—
Changes in current assets and current liabilities	$157	$43	$(44)
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated amounts at the applicable exchange rates as of each balance sheet date.

Cash flows related to interest were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Interest paid in excess of amount capitalized	$21	$1	$1
We issued the notes to Valero in connection with the separation and distribution and Valero transferred the notes to a third-party lender to satisfy certain of Valero’s then-outstanding debt obligations. As a result, we did not receive cash proceeds related to the notes.
We issued 75,397,241 shares of our common stock to Valero, 80% of which were distributed to Valero’s stockholders and 20% of which were retained by Valero, in connection with the separation and distribution. As a result, we did not receive cash proceeds from the issuance of our common stock. In November 2013, Valero sold its remaining 20% of our common stock in an underwritten public offering and we did not receive any proceeds from the sale of the shares of common stock in this offering
There were no significant noncash investing or financing activities for the years ended December 31, 2012 and 2011.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)
See Note 2 regarding the effect of a change in accounting principle.
The following table summarizes quarterly financial data for the years ended December 31, 2013 and 2012 (in millions).

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$3,188	$3,211	$3,316	$3,062
Gross margin	236	288	291	282
Operating income	32	77	69	60
Net income	23	40	42	34
Basic earnings per common share	$0.30	$0.54	$0.56	$0.44
Diluted earnings per common share	$0.30	$0.54	$0.56	$0.44

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$3,212	$3,345	$3,382	$3,196
Gross margin	220	361	252	300
Operating income	23	157	42	91
Net income	18	102	28	60
Basic earnings per common share	$0.24	$1.37	$0.37	$0.78
Diluted earnings per common share	$0.24	$1.37	$0.37	$0.78
Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts. For comparative purposes, and to provide a more meaningful calculation of earnings per share, we have assumed that the 75,397,241 shares of our common stock that were distributed in the distribution to be outstanding as of the beginning of each period prior to the separation and distribution presented in the calculation of weighted-average shares outstanding.

23.	GUARANTOR SUBSIDIARIES
CST’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of CST. The following consolidating and combining schedules present financial information on a consolidated and combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(f):

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$231	$147	$—	$378
Receivables, net	—	56	97	—	153
Inventories	—	139	78	—	217
Deferred income taxes	—	6	1	—	7
Prepaid expenses and other	—	5	6	—	11
Total current assets	—	437	329	—	766
Property and equipment, at cost	—	1,477	504	—	1,981
Accumulated depreciation	—	(494)	(161)	—	(655)
Property and equipment, net	—	983	343	—	1,326
Goodwill and intangible assets, net	—	20	29	—	49
Investment in subsidiaries	1,714	—	—	(1,714)	—
Deferred income taxes	—	—	93	—	93
Other assets, net	32	32	5	—	69
Total assets	$1,746	$1,472	$799	$(1,714)	$2,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$35	$1	$—	$—	$36
Accounts payable	—	52	47	—	99
Accounts payable to Valero	(1)	158	96	—	253
Dividends payable	5	—	—	—	5
Accrued expenses	4	23	16	—	43
Taxes other than income taxes	—	16	1	—	17
Income taxes payable	—	1	9	—	10
Total current liabilities	43	251	169	—	463
Debt and capital lease obligations, less current portion	1,003	3	—	—	1,006
Deferred income taxes	—	94	—	—	94
Intercompany payables (receivables)	58	(58)	—	—	—
Asset retirement obligations	—	61	18	—	79
Other long-term liabilities	15	7	12	—	34
Total liabilities	1,119	358	199	—	1,676
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1
APIC	406	1,037	551	(1,588)	406
Retained earnings	87	77	49	(126)	87
AOCI	133	—	—	—	133
Total stockholders’ equity	627	1,114	600	(1,714)	627
Total liabilities and stockholders’ equity	$1,746	$1,472	$799	$(1,714)	$2,303

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
ASSETS
Current assets:
Cash	$—	$44	$17	$—	$61
Receivables, net	—	41	93	—	134
Inventories	—	121	79	—	200
Deferred income taxes	—	4	—	—	4
Prepaid expenses and other	—	3	5	—	8
Total current assets	—	213	194	—	407
Property and equipment, at cost	—	1,371	492	—	1,863
Accumulated depreciation	—	(435)	(152)	—	(587)
Property and equipment, net	—	936	340	—	1,276
Intangible assets, net	—	2	39	—	41
Other assets, net	—	3	5	—	8
Total assets	$—	$1,154	$578	$—	$1,732
LIABILITIES AND NET INVESTMENT
Current liabilities:
Current portion of capital lease obligations	$—	$1	$—	$—	$1
Accounts payable	—	52	43	—	95
Accrued expenses	—	22	18	—	40
Taxes other than income taxes	—	22	70	—	92
Total current liabilities	—	97	131	—	228
Capital lease obligations, less current portion	—	4	—	—	4
Deferred income taxes	—	110	13	—	123
Asset Retirement Obligation	—	59	18	—	77
Other long-term liabilities	—	18	12	—	30
Total liabilities	—	288	174	—	462
Commitments and contingencies
Net investment:
Net investment	—	866	234	—	1,100
AOCI	—	—	170	—	170
Total net investment	—	866	404	—	1,270
Total liabilities and net investment	$—	$1,154	$578	$—	$1,732

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating revenues	$—	$7,761	$5,016	$—	$12,777
Cost of sales	—	7,062	4,618	—	11,680
Gross margin	—	699	398	—	1,097
Operating expenses:
Operating expenses	—	414	243	—	657
General and administrative expenses	4	57	17	—	78
Depreciation, amortization and accretion expense	—	82	36	—	118
Asset impairments	—	5	1	—	6
Total operating expenses	4	558	297	—	859
Operating (expense) income	(4)	141	101	—	238
Other income, net	1	—	3	—	4
Interest expense	(27)	—	—	—	(27)
Equity in earnings of subsidiaries	126	—	—	(126)	—
Income before income tax expense	96	141	104	(126)	215
Income tax expense	—	48	28	—	76
Net income	96	93	76	(126)	139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(37)	—	—	—	(37)
Comprehensive income	$59	$93	$76	$(126)	$102

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Operating revenues	$—	$7,907	$5,228	$—	$13,135
Cost of sales	—	7,185	4,817	—	12,002
Gross margin	—	722	411	—	1,133
Operating expenses:
Operating expenses	—	398	246	—	644
General and administrative expenses	—	44	17	—	61
Depreciation, amortization and accretion expense	—	78	37	—	115
Asset impairments	—	—	—	—	—
Total operating expenses	—	520	300	—	820
Operating income	—	202	111	—	313
Other income, net	—	—	1	—	1
Interest expense	—	(1)	—	—	(1)
Income before income tax expense	—	201	112	—	313
Income tax expense	—	74	31	—	105
Net income	—	127	81	—	208
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	10	—	10
Comprehensive income	$—	$127	$91	$—	$218

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2011
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating revenues	$7,557	$5,306	$12,863
Cost of sales	6,893	4,837	11,730
Gross margin	664	469	1,133
Operating expenses:
Operating expenses	384	252	636
General and administrative expenses	41	18	59
Depreciation, amortization and accretion expense	76	37	113
Asset impairments	2	1	3
Total operating expenses	503	308	811
Operating income	161	161	322
Other income, net	—	1	1
Interest expense	(1)	—	(1)
Income before income tax expense	160	162	322
Income tax expense	59	45	104
Net income	101	117	218
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(7)	(7)
Comprehensive income	$101	$110	$211

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Cash flows from operating activities:
Net income	$96	$93	$76	$(126)	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	—	3	1	—	4
Depreciation, amortization and accretion expense	—	82	36	—	118
Asset impairments	—	5	1	—	6
Deferred income tax expense (benefit)	—	6	10	—	16
Changes in current assets and current liabilities	9	122	26	—	157
Equity in earnings of subsidiaries	(126)	—	—	126	—
Other operating activities, net	—	—	—	—	—
Net cash provided by operating activities	(21)	311	150	—	440
Cash flows from investing activities:
Capital expenditures	—	(153)	(47)	—	(200)
Acquisition	—	—	(7)	—	(7)
Proceeds from dispositions of property and equipment	—	—	1	—	1
Other investing activities, net	—	—	—	—	—
Net cash used in investing activities	—	(153)	(53)	—	(206)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	—	500
Payments on long-term debt	(12)	—	—	—	(12)
Debt issuance and credit facility origination costs	(19)	—	—	—	(19)
Payments of capital lease obligations	—	(1)	—	—	(1)
Dividends	(5)	—	—	—	(5)
Intercompany funding	57	(57)	—	—	—
Net transfers (to)/from Valero	(500)	87	35	—	(378)
Net cash used in financing activities	21	29	35	—	85
Effect of foreign exchange rate changes on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash	—	187	130	—	317
Cash at beginning of year	—	44	17	—	61
Cash at end of year	$—	$231	$147	$—	$378

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net income	$—	$127	$81	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	—	2	—	2
Depreciation, amortization and accretion expense	—	78	37	115
Deferred income tax expense (benefit)	—	1	(2)	(1)
Changes in current assets and current liabilities	—	20	23	43
Other operating activities, net	—	(4)	1	(3)
Net cash provided by operating activities	—	224	140	364
Cash flows from investing activities:
Capital expenditures	—	(114)	(42)	(156)
Acquisitions	—	(61)	—	(61)
Proceeds from dispositions of property and equipment	—	2	—	2
Other investing activities, net	—	—	—	—
Net cash used in investing activities	—	(173)	(42)	(215)
Cash flows from financing activities:
Payments of capital lease obligations	—	(1)	—	(1)
Net transfers to Valero	—	(122)	(97)	(219)
Net cash used in financing activities	—	(123)	(97)	(220)
Effect of foreign exchange rate changes on cash	—	—	—	—
Net increase (decrease) in cash	—	(72)	1	(71)
Cash at beginning of year	—	116	16	132
Cash at end of year	$—	$44	$17	$61

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2011
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net income	$101	$117	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3	—	3
Depreciation, amortization and accretion expense	76	37	113
Asset impairments	2	1	3
Non-cash interest expense	1	—	1
Deferred income tax expense (benefit)	14	(2)	12
Changes in current assets and current liabilities	(35)	(9)	(44)
Other operating activities, net	2	—	2
Net cash provided by operating activities	164	144	308
Cash flows from investing activities:
Capital expenditures	(91)	(39)	(130)
Acquisitions	—	—	—
Proceeds from dispositions of property and equipment	3	2	5
Other investing activities, net	(1)	(1)	(2)
Net cash used in investing activities	(89)	(38)	(127)
Cash flows from financing activities:
Payments of capital lease obligations	(1)	—	(1)
Net transfers to Valero	(47)	(103)	(150)
Net cash used in financing activities	(48)	(103)	(151)
Effect of foreign exchange rate changes on cash	—	—	—
Net increase (decrease) in cash	27	3	30
Cash at beginning of year	89	13	102
Cash at end of year	$116	$16	$132

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Millions of Dollars)

	Common Stock					APIC
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance as of December 31, 2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—	—	—	—
Net transfers to Valero	—	—	—	—	—	—	—	—	—	—
Issuance of stock at the separation and distribution	1	—	—	—	1	(1)		—	—	(1)
Reclassification of net investment to APIC	—	—	—	—	—	404	1,037	581	(1,618)	404
Stock-based compensation expense	—	—	—	—	—	3	—	—	—	3
Dividends	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(30)	30	—
Balance as of December 31, 2013	$1	$—	$—	$—	$1	$406	$1,037	$551	$(1,588)	$406

	Net Investment					Retained Earnings
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance as of December 31, 2012	$—	$866	$234	$—	$1,100	$—	$—	$—	$—	$—
Net income	—	16	27	—	43	96	77	49	(126)	96
Net transfers to Valero	404	155	320	(1,618)	(739)	—	—	—	—	—
Issuance of stock at the separation and distribution	—	—	—		—	—	—	—	—	—
Reclassification of net investment to APIC	(404)	(1,037)	(581)	1,618	(404)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$87	$77	$49	$(126)	$87

	AOCI					Total
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance as of December 31, 2012	$—	$—	$170	$—	$170	$—	$866	$404	$—	$1,270
Net income	—	—	—	—	—	96	93	76	(126)	139
Net transfers to Valero	—	—	—	—	—	404	155	320	(1,618)	(739)
Issuance of stock at the separation and distribution	—	—	—	—	—	—	—	—	—	—
Reclassification of net investment to APIC	170	—	(170)	—	—	170	—	(170)	—	—
Stock-based compensation expense	—	—	—	—	—	3	—	—	—	3
Dividends	—	—	—	—	—	(9)	—	—	—	(9)
Other comprehensive loss	(37)	—	—	—	(37)	(37)	—	(30)	30	(37)
Balance as of December 31, 2013	$133	$—	$—	$—	$133	$627	$1,114	$600	$(1,714)	$627

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF CHANGES IN NET INVESTMENT
(Millions of Dollars)

	AOCI			Net Investment			Net Investment
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Balance as of December 31, 2010	$—	$163	$163	$807	$224	$1,031	$807	$387	$1,194
Cumulative effect of change in accounting principle	—	4	4	—	16	16	—	20	20
Net income	—	—	—	101	117	218	101	117	218
Net transfers to Valero	—	—	—	(47)	(104)	(151)	(47)	(104)	(151)
Other comprehensive (loss)	—	(7)	(7)	—	—	—	—	(7)	(7)
Balance as of December 31, 2011	—	160	160	861	253	1,114	861	413	1,274
Net income	—	—	—	127	81	208	127	81	208
Net transfers to Valero	—	—	—	(122)	(100)	(222)	(122)	(100)	(222)
Other comprehensive income	—	10	10	—	—	—	—	10	10
Balance as of December 31, 2012	$—	$170	$170	$866	$234	$1,100	$866	$404	$1,270

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This, our first Annual Report on Form 10-K, will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will report on such assertion as of December 31, 2014.
Item 9B. Other Information
None.
PART III
Items 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders. We will file our proxy statement within 120 days after our fiscal year end.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     1. Financial Statements. The following consolidated financial statements of CST Brands, Inc. are included in Part II, Item 8 of this Form 10-K:

2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

Exhibit No.	Description
2.1
Separation and Distribution Agreement dated as of April 29, 2013 by and among Valero Energy Corporation and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2013)
4.1
Indenture dated as of May 1, 2013 by and among the Company, the Guarantors (as defined) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.2
First Supplemental Indenture, dated September 13, 2013, among the Company, ELR, LLC, Real Estate Ventures, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2013).

4.3
Registration Rights Agreement dated as of May 1, 2013, by and among the Company, the Guarantors, and Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., RBC Capital Markets, LLC and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.4
Stockholder’s and Registration Rights Agreement dated as of April 29, 2013, by and among Valero Energy Corporation and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.1
Transition Services Agreement dated as of April 29, 2013 by and between Valero Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.2
Transition Services Agreement dated as of April 29, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.3
Tax Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.4
Employee Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.5
Branded Distributor Marketing Agreement (Multi-Brand) dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.6
Master Agreement dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.7
Petroleum Product Sale Agreement dated as of May 1, 2013 by and between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.8
Petroleum Product Sale Agreement dated as of May 1, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)
10.10	2013 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)
10.11	CST Brands, Inc. Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 6, 2013)
10.12	CST Brands, Inc. Excess Savings Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2013)
10.13	CST Brands, Inc. Short-Term Incentive Plan for Named Executive Officers (incorporated by reference to Amendment No. 4 to CST's Form 10 filed on April 4, 2013)
10.14
Credit Agreement among CST Brands, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein, dated as of March 20, 2013 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed on April 4, 2013)

18.1*	Letter re change in accounting principles
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**+
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

By:    /s/ Kimberly S. Bowers
Kimberly S. Bowers
Chief Executive Officer, President and Chairman of the Board
Date: March 6, 2014

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kimberly S. Bowers and Clayton E. Killinger, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for her or him and in her or his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or hers or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 6, 2014.

Signature	Name and Title

/s/ Kimberly S. Bowers	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)
Kimberly S. Bowers

/s/ Clayton E. Killinger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Clayton E. Killinger

/s/ Donna M. Boles	Director
Donna M. Boles

/s/ Roger G. Burton	Director
Roger G. Burton

/s/ Ruben M. Escobedo	Director
Ruben M. Escobedo

/s/ Denise Incandela	Director
Denise Incandela

/s/ William G. Moll	Director
William G. Moll

/s/ Alan Schoenbaum	Director
Alan Schoenbaum

/s/ Michael H. Wargotz	Director
Michael H. Wargotz