Form 10-Q
period 2014-03-31
CST Brands, Inc.
filed 2014-05-13
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of May 9, 2014 was 75,621,067.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$365	$378
Receivables, net of allowances of $1 and $1, respectively	210	153
Inventories	195	217
Deferred income taxes	9	7
Prepaid expenses and other	13	11
Total current assets	792	766
Property and equipment, at cost	2,000	1,981
Accumulated depreciation	(672)	(655)
Property and equipment, net	1,328	1,326
Goodwill and intangible assets, net	46	49
Deferred income taxes	89	93
Other assets, net	67	69
Total assets	$2,322	$2,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$38	$36
Accounts payable	92	99
Accounts payable to Valero	295	253
Accrued expenses	50	43
Taxes other than income taxes	20	17
Income taxes payable	8	10
Dividends payable	5	5
Total current liabilities	508	463
Debt and capital lease obligations, less current portion	997	1,006
Deferred income taxes	90	94
Asset retirement obligations	80	79
Other long-term liabilities	34	34
Total liabilities	1,709	1,676
Commitments and contingencies
Stockholders’ equity
Common stock (250,000,000 shares authorized at $0.01 par value; 75,397,241 and 75,397,241 shares issued, respectively)	1	1
Additional paid-in capital (APIC)	410	406
Retained earnings	93	87
Accumulated other comprehensive income (AOCI)	109	133
Total stockholders’ equity	613	627
Total liabilities and stockholders’ equity	$2,322	$2,303
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues(a)	$3,001	$3,188
Cost of sales	2,756	2,952
Gross margin	245	236
Operating expenses:
Operating expenses	164	159
General and administrative expenses	25	15
Depreciation, amortization and accretion expense	31	30
Total operating expenses	220	204
Operating income	25	32
Other income, net	1	1
Interest expense	(10)	—
Income before income tax expense	16	33
Income tax expense	5	10
Net income	$11	$23

Earnings per common share
Basic earnings per common share	$0.14	$0.30
Weighted-average common shares outstanding (in thousands)	75,397	75,397
Earnings per common share - assuming dilution
Diluted earnings per common share	$0.14	$0.30
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,494	75,397

Dividends declared per common share	$0.0625	$—

Supplemental information:
(a) Includes excise taxes	$470	$499
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$11	$23
Other comprehensive loss:
Foreign currency translation adjustment	(24)	(14)
Other comprehensive loss before income taxes	(24)	(14)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive loss	(24)	(14)
Comprehensive (loss) income	$(13)	$9
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11	$23
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	4	1
Depreciation, amortization and accretion expense	31	30
Deferred income tax benefit	(5)	(4)
Changes in current assets and current liabilities	3	(93)
Other operating activities, net	—	(1)
Net cash provided by (used in) operating activities	44	(44)
Cash flows from investing activities:
Capital expenditures	(43)	(40)
Net cash used in investing activities	(43)	(40)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(7)	—
Dividends paid	(5)	—
Net transfers from Valero	—	93
Net cash (used in) provided by financing activities	(12)	93
Effect of foreign exchange rate changes on cash	(2)	—
Net (decrease) increase in cash	(13)	9
Cash at beginning of period	378	61
Cash at end of period	$365	$70
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CONCENTRATION RISK, INTERIM FINANCIAL INFORMATION, USE OF ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES AND NETWORK OPTIMIZATION
Description of Business
CST Brands, Inc. (“CST,” “we,” “us,” “our,” or “Company”) was incorporated in November 2012 solely in contemplation of the separation and distribution (“spin-off”) of Valero Energy Corporation’s (“Valero”) retail business.
We operate in two segments, U.S. and Canada, and are one of the largest independent retailers of motor fuel and convenience merchandise items in North America. Our operations include (i) the sale of motor fuel at convenience stores, dealer/agent sites and cardlocks (which are unattended self-service fueling stations that provide motor fuel to fleet customers, such as trucking and other commercial customers), (ii) the sale of convenience merchandise items and other services (such as car wash operations, and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to automated teller machines), and (iii) the sale of heating oil to residential customers and the sale of heating oil and motor fuel to small commercial customers. We use the term “retail site” as a general term to refer to convenience stores, dealer/agent sites or cardlocks.
Basis of Presentation
The consolidated financial statements reflect our financial results for all periods subsequent to the spin-off. The combined financial statements reflect the combined historical financial position, results of operations and cash flows of Valero’s retail businesses in the U.S. and Canada prior the spin-off that were owned by direct and indirect wholly owned subsidiaries of Valero, including an allocable portion of Valero’s corporate costs. The combined financial statements are presented as if Valero’s retail businesses in the U.S. and Canada were combined for all periods prior to the spin-off. The combined statements of income prior to the spin-off also include approximately $17 million of expense allocations for certain corporate functions historically performed by Valero and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement, human resources and information technology (“IT”). These allocations were based primarily on specific identification of time and/or activities associated with CST’s operations, employee headcount or capital expenditures.

We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Valero, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone, publicly-traded company during the combined period presented and may not reflect our combined results of operations and cash flows had we operated as a stand-alone, publicly-traded company during the combined period presented. Actual costs that would have been incurred if we had operated as a stand-alone, publicly-traded company during the combined period presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including IT and related infrastructure. For ease of reference, these consolidated and combined financial statements are referred to as those of CST Brands, Inc.
Prior to the spin-off, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed through a centralized cash management process. We reflected net transfers of cash to Valero as a financing activity in our combined statement of cash flows. We did not include any interest income on the net cash transfers to Valero.
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by us for resale during all periods presented. Motor fuel purchased by us from Valero is recorded as a component of cost of sales based on price formulas that vary from terminal to terminal. The actual prices we pay typically change daily, based on market fluctuations of wholesale motor fuel prices in the geographic locations where we purchase our motor fuel for resale. During the three months ended March 31, 2014 and 2013, we purchased $2.4 billion and $2.7 billion, respectively, of motor fuel from Valero.
No customers are individually material to our operations.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013. Financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 included in these condensed notes to consolidated and combined financial statements is derived from our unaudited financial statements. Financial information as of December 31, 2013 has been derived from our audited financial statements and notes thereto as of that date. For further information, refer to our consolidated and combined financial statements and notes thereto included in our Form 10-K.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our effective income tax rates for the three months ended March 31, 2014 and 2013 were 33% and 29%, respectively. The effective tax rates differ from the federal statutory rate of 35% primarily due to state income taxes and the impact of foreign operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from those estimates and assumptions. On an ongoing basis management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.
Significant Accounting Policies
As disclosed in our Form 10-K for the year ended December 31, 2013, during the fourth quarter of 2013, we elected to change our method of valuing our Canada motor fuel inventory to the weighted-average cost method, whereas in all previous periods motor fuel inventory was valued using the last-in, first-out method. Comparative financial statements of prior periods have been adjusted to apply the weighted-average cost method retrospectively.
There have been no material changes to the significant accounting policies described in our Form 10-K.
New Accounting Pronouncements
In April 2014 the Financial Accounting Standards Board issued Accounting Standards Update 2014-08 (“ASU 2014-08”). ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 will become effective for us in the first quarter of 2015, however early adoption is permitted. We are in the process of evaluating the impact of adopting ASU 2014-08, particularly as it relates to stores we have identified as candidates for sale as described under the heading “Network Optimization” below.
Certain new financial accounting pronouncements have become effective for our financial statements. The adoption of these pronouncements will not affect our financial position or results of operations, nor will it require any additional disclosures.
Network Optimization
We continually assess our asset base and close company operated sites that are no longer core to our ongoing strategy. For example, we closed one site in the U.S. during the first quarter of 2014 and a total of eleven sites during 2013. In addition, we have conducted market reviews across our U.S. system. As a result of this review, we identified approximately 100 company operated sites that are candidates for sale, the majority of which are expected to be added

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

to our wholesale distribution business in the U.S. We have engaged an outside consultant, NRC Realty & Capital Advisors, LLC, to market these properties. Stores were identified based on several criteria, and, while many of them are smaller in square footage, and below our store average from an inside sales and EBITDA perspective, these locations average over 3,000 gallons of motor fuel sold per store per day, which we believe makes them attractive locations for potential buyers and good dealer candidates for our wholesale business.
The determination to classify an asset as “held for sale” requires significant judgments about the site and the expected market for the site, which are based on factors including recent sales of comparable sites, recent expressions of interest in the site and the condition of the site. Management must also determine the probability under those market conditions that it will sell the site for an acceptable price within one year. Management considers sites to be “held for sale” when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. We determined that the stores mentioned above did not meet the “held for sale” criteria as of March 31, 2014, or prior to the date of this filing.

Note 2.	INVENTORIES
Inventories consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Convenience store merchandise	$107	$115
Motor fuel	86	101
Supplies	2	1
Inventories	$195	$217
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. segment on the LIFO basis. As of March 31, 2014 and December 31, 2013, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $28 million and $24 million, respectively. We account for our motor fuel inventory in our Canada segment under the weighted-average cost method.

Note 3.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Goodwill	$18	$18
Intangible assets	115	119	$(87)	$(88)
Total	$133	$137	$(87)	$(88)
Intangible assets primarily relate to customer lists in our Canada segment, which are amortized on a straight-line basis over 15 years. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 4.	DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	March 31,	December 31,
	2014	2013
5.00% senior notes due 2023	$550	$550
Term loan due 2018 (interest rate of 2.16% at March 31, 2014)	481	488
Capital leases	4	4
Total debt and capital lease obligations outstanding	1,035	1,042
Less current portion	(38)	(36)
Debt and capital lease obligations, less current portion	$997	$1,006

Availability under revolving credit facility (expires 2018):
Total available credit facility limit	$300	$300
Letters of credit outstanding	(3)	(3)
Maximum leverage ratio constraint(a)	(104)	(84)
Total available and undrawn	$193	$213

(a)
Our revolving credit facility contains a maximum lease adjusted leverage ratio of 3.75 to 1.00. As a result, we were limited to the amount we could borrow under our revolving credit facility at March 31, 2014 and December 31, 2013.

Our credit facilities have a final maturity date of May 1, 2018 and consist of a $481 million term loan facility and a $300 million revolving credit facility, which we have not drawn upon as of March 31, 2014.
Our credit facilities contain financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio (as defined in the credit agreement) initially set at not greater than 3.75 to 1.00, (b) a minimum fixed charge coverage ratio (as defined in the credit agreement) set at not less than 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of March 31, 2014, our lease adjusted leverage ratio and fixed charge coverage ratio were 3.25 to 1.00 and 3.32 to 1.00, respectively.
Outstanding borrowings under our term loan facility are LIBOR loans bearing interest at 2.16% (LIBOR plus 2.00%) as of March 31, 2014.
The carrying values and estimated fair values of our outstanding debt were as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,031	$1,023	$1,038	$1,018
The fair value of our debt is determined primarily using the market approach based on quoted prices provided by third-party brokers and vendor pricing services, but are not exchange-traded. These quoted prices are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 5.	RELATED-PARTY TRANSACTIONS AND TRANSITION SERVICES AGREEMENTS WITH VALERO
Valero retained an ownership interest in us through November 14, 2013. We considered transactions with Valero to be with a related-party through this date. Valero supplied substantially all of the motor fuel purchased by us for resale during all periods presented as disclosed in Note 1.
Transition services agreements
Since the spin-off, Valero has been charging us a transition services fee related to IT systems that we record as a component of general and administrative expenses. In the first quarter of 2014, we paid Valero $1 million for these services. We expect to transition to our own enterprise reporting system during the second quarter of 2014. We expect to be substantially complete in transitioning to our independent IT infrastructure in the third quarter of 2014.
We believe that the operating expenses and general and administrative expenses charged to us under the Transition Services Agreements or allocated to us as disclosed in Note 1 and included in the accompanying consolidated and combined statements of income were a reasonable approximation of the costs related to CST’s operations. However, such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not have existed.

Note 6.	COMMITMENTS AND CONTINGENCIES
On October 30, 2013, the State of Colorado filed a lawsuit against several Valero affiliates and several CST affiliates claiming that Valero and CST entities recovered funds from both the Colorado Underground Storage Fund and from insurance policies for the same remediation activities. The case is subject to the accelerated “CAPP” rules of procedure in Colorado and a trial date is set for March 30, 2015. During the first quarter of 2014, the plaintiff asserted damages in excess of $15 million against all defendants. While this matter is in its initial stages of litigation we do not believe that these claims have any merit, and intend to vigorously contest the allegations. A similar lawsuit was filed on behalf of the State of Louisiana on March 14, 2014. This litigation is effectively on hold and the State of Louisiana is being represented by the same law firm pursuing the Colorado litigation. For the same reasons, we do not believe that the claims have any merit and intend to vigorously defend this action. We are unable to estimate the possible loss or range of loss at this early stage for either of these lawsuits. As a result, we have not recorded a loss contingency liability with respect to these matters.

Note 7.	EQUITY
Share Activity
As of March 31, 2014, a total of 250 million shares of common stock, $0.01 par value, were authorized of which 75,397,241 shares were issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.
Dividends
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2013	December 31, 2013	January 15, 2014	$0.0625	$5
March 31, 2014	March 31, 2014	April 15, 2014	$0.0625	$5
We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments of the Canadian dollar into the U.S. dollar are the only component of our accumulated other comprehensive income. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated.
Changes in foreign currency translation adjustments were as follows for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Balance at the beginning of the period	$133	$170
Other comprehensive loss before reclassifications	(24)	(14)
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive loss	(24)	(14)
Balance at the end of the period	$109	$156

Note 8.	STOCK-BASED COMPENSATION
Overview
Compensation expense for our stock-based compensation plans is based on the fair value of the awards granted and is recognized in income on a straight-line basis over the requisite service period of each vesting tranche. For new grants that have retirement-eligibility provisions, we use the non-substantive vesting period approach, under which compensation cost is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period. We record stock-based compensation as components of operating expenses and general and administrative expenses in the consolidated and combined statements of income.
We recognized stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$4	$1
In the first quarter of 2014, we recognized $2 million of stock-based compensation expense related to stock-based awards granted to employees who were retirement eligible at the date of grant.
Prior to the spin-off, our employees participated in Valero’s stock-based compensation plans, and Valero allocated stock-based compensation costs to us based on Valero’s determination of actual costs attributable to our employees. Our first grant of stock-based awards under the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “Plan”) occurred in the second quarter of 2013.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Plan was amended November 11, 2013 (the “Amended Plan”). Grants of stock-based awards to directors and officers occurred in the first quarter of 2014 and were granted under the Amended Plan. These grants consisted of:

	Number of Shares	Weighted-Avg Grant-Date Fair Value
Stock options	339,361	$11.79
Restricted stock units	127,755	$31.25
Restricted stock	32,347	$31.22
The Compensation Committee of our Board of Directors has authorized grants of stock-based awards to certain non-officer employees with an aggregate fair value of approximately $650 thousand. These awards will be granted under the Plan, as amended, and are expected to be granted during the second quarter of 2014.
Stock Options
Stock options granted under the Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of our common stock on the date of grant. Market value is defined by the Plan as the mean of the highest and lowest prices per share of our stock on the New York Stock Exchange (“NYSE”) on the date of grant. The weighted-average exercise price of options granted in the first quarter of 2014 was $31.25. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
Restricted Stock Units
Restricted stock units granted under the plan generally vest in equal increments on the first, second and third anniversaries of their date of grant. The fair value of each restricted stock unit is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the NYSE on the date of grant.
Restricted Stock
Shares of restricted stock granted under the Plan generally vest under one of the following schedules:

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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 9.	EARNINGS PER COMMON SHARE
On May 1, 2013, 75,397,241 shares of our common stock were distributed to Valero’s stockholders and Valero in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation of earnings per share, we have assumed this amount to be outstanding as of the beginning of the three month period ended March 31, 2013, which was prior to the spin-off, presented in the calculation of weighted-average shares outstanding.
Earnings per common share were computed as follows (in millions, except shares outstanding and per share amounts):

	Three Months Ended March 31,
	2014	2013
Earnings per common share:
Net income attributable to stockholders	$11	$23
Less dividends declared:
Common stock	5	—
Nonvested restricted stock	—	—
Undistributed earnings	$6	$23

Weighted-average common shares outstanding (in thousands)	75,397	75,397
Earnings per common share
Distributed earnings	$0.06	$0.30
Undistributed earnings	0.08	—
Total earnings per common share	$0.14	$0.30

Earnings per common share - assuming dilution:
Net income attributable to stockholders	$11	$23

Weighted-average common shares outstanding (in thousands)	75,397	75,397
Common equivalent shares:
Stock options (in thousands)	—	—
Restricted stock (in thousands)	97	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,494	75,397
Earnings per common shares - assuming dilution	$0.14	$0.30
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented.

Three Months Ended March 31, 2014
Weighted-average anti-dilutive options (in thousands)	23
Weighted-average anti-dilutive restricted shares (in thousands)	—
Weighted-average anti-dilutive restricted units (in thousands)	—
No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the spin-off. Therefore, there are no stock-based awards included in the calculation of shares used in the diluted earnings per share prior to the spin-off.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 10. SEGMENT INFORMATION
We have two reportable segments: U.S. and Canada. The U.S. segment consists of convenience stores located in the United States. The Canada segment consists of convenience stores, dealers/agents, cardlocks and heating oil operations located in Canada. Operating revenues from our heating oil business were approximately 5% of our consolidated operating revenues for the three months ended March 31, 2014 and have been included within the Canada segment information. Operations that are not included in either of our reportable segments are included in the corporate category, which consists primarily of general and administrative costs.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. There are no intersegment revenues.
The following table reflects activity related to our reportable segments (in millions):

	U.S.	Canada	Corporate	Total
Three months ended March 31, 2014:
Operating revenues from external customers	$1,799	$1,202	$—	$3,001
Gross margin	151	94	—	245
Depreciation, amortization and accretion expense	22	9	—	31
Operating income (loss)	24	26	(25)	25
Total expenditures for long-lived assets	36	7	—	43

Three months ended March 31, 2013:
Operating revenues from external customers	$1,928	$1,260	$—	$3,188
Gross margin	138	98	—	236
Depreciation, amortization and accretion expense	21	9	—	30
Operating income (loss)	18	29	(15)	32
Total expenditures for long-lived assets	38	2	—	40
Note 11. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Decrease (increase) in current assets:
Receivables, net	$(60)	$(93)
Inventories	20	(12)
Prepaid expenses and other	(2)	(6)
Increase (decrease) in current liabilities:
Accounts payable	(5)	28
Accounts payable to Valero	41	—
Accrued expenses	8	(9)
Taxes other than income taxes	3	(8)
Income taxes payable	(2)	7
Changes in current assets and current liabilities	$3	$(93)

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

Cash flows related to interest were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Interest paid in excess of amount capitalized	$3	$—
Direct cash payments for income taxes were $11 million and less than $1 million during the three months ended March 31, 2014 and 2013, respectively.
Note 12. GUARANTOR SUBSIDIARIES
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$220	$145	$—	$365
Receivables, net	—	94	116	—	210
Inventories	—	118	77	—	195
Deferred income taxes	—	8	1	—	9
Prepaid expenses and other	—	3	10	—	13
Total current assets	—	443	349	—	792
Property and equipment, at cost	—	1,509	491	—	2,000
Accumulated depreciation	—	(511)	(161)	—	(672)
Property and equipment, net	—	998	330	—	1,328
Goodwill and intangible assets, net	—	20	26	—	46
Investment in subsidiaries	1,712	—	—	(1,712)	—
Deferred income taxes	—	—	89	—	89
Other assets, net	31	32	4	—	67
Total assets	$1,743	$1,493	$798	$(1,712)	$2,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$37	$1	$—	$—	$38
Accounts payable	—	56	36	—	92
Accounts payable to Valero	—	178	117	—	295
Dividends payable	5	—	—	—	5
Accrued expenses	11	23	16	—	50
Taxes other than income taxes	—	18	2	—	20
Income taxes (receivable) payable	(1)	5	4	—	8
Total current liabilities	52	281	175	—	508
Debt and capital lease obligations, less current portion	994	3	—	—	997
Deferred income taxes	—	90	—	—	90
Intercompany payables (receivables)	70	(70)	—	—	—
Asset retirement obligations	—	62	18	—	80
Other long-term liabilities	14	7	13	—	34
Total liabilities	1,130	373	206	—	1,709
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1
APIC	410	1,037	529	(1,566)	410
Retained earnings	93	83	63	(146)	93
AOCI	109	—	—	—	109
Total stockholders’ equity	613	1,120	592	(1,712)	613
Total liabilities and stockholders’ equity	$1,743	$1,493	$798	$(1,712)	$2,322

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$231	$147	$—	$378
Receivables, net	—	56	97	—	153
Inventories	—	139	78	—	217
Deferred income taxes	—	6	1	—	7
Prepaid expenses and other	—	5	6	—	11
Total current assets	—	437	329	—	766
Property and equipment, at cost	—	1,477	504	—	1,981
Accumulated depreciation	—	(494)	(161)	—	(655)
Property and equipment, net	—	983	343	—	1,326
Goodwill and intangible assets, net	—	20	29	—	49
Investments in subsidiaries	1,714	—	—	(1,714)	—
Deferred income taxes	—	—	93	—	93
Other assets, net	32	32	5	—	69
Total assets	$1,746	$1,472	$799	$(1,714)	$2,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$35	$1	$—	$—	$36
Accounts payable	—	52	47	—	99
Accounts (receivable) payable to Valero	(1)	158	96	—	253
Dividends payable	5	—	—	—	5
Accrued expenses	4	23	16	—	43
Taxes other than income taxes	—	16	1	—	17
Income taxes payable	—	1	9	—	10
Total current liabilities	43	251	169	—	463
Debt and capital lease obligations, less current portion	1,003	3	—	—	1,006
Deferred income taxes	—	94	—	—	94
Intercompany payables (receivables)	58	(58)	—	—	—
Asset retirement obligations	—	61	18	—	79
Other long-term liabilities	15	7	12	—	34
Total liabilities	1,119	358	199	—	1,676
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1
APIC	406	1,037	551	(1,588)	406
Retained Earnings	87	77	49	(126)	87
AOCI	133	—	—	—	133
Total stockholders’ equity	627	1,114	600	(1,714)	627
Total liabilities and stockholders’ equity	$1,746	$1,472	$799	$(1,714)	$2,303

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$1,799	$1,202	$—	$3,001
Cost of sales	—	1,648	1,108	—	2,756
Gross margin	—	151	94	—	245
Operating expenses:
Operating expenses	—	105	59	—	164
General and administrative expenses	1	19	5	—	25
Depreciation, amortization and accretion expense	—	22	9	—	31
Total operating expenses	1	146	73	—	220
Operating (loss) income	(1)	5	21	—	25
Other income, net	—	—	1	—	1
Interest expense	(10)	—	—	—	(10)
Equity in earnings of subsidiaries	22	—	—	(22)	—
Income (loss) before income tax expense	11	5	22	(22)	16
Income tax (benefit) expense	—	(1)	6	—	5
Net income (loss)	11	6	16	(22)	11
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(24)	—	—	—	(24)
Comprehensive (loss) income	$(13)	$6	$16	$(22)	$(13)

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Operating revenues	$—	$1,928	$1,260	$—	$3,188
Cost of sales	—	1,790	1,162	—	2,952
Gross margin	—	138	98	—	236
Operating expenses:
Operating expenses	—	99	60	—	159
General and administrative expenses	—	11	4	—	15
Depreciation, amortization and accretion expense	—	21	9	—	30
Total operating expenses	—	131	73	—	204
Operating income	—	7	25	—	32
Other income, net	—	—	1	—	1
Interest expense	—	—	—	—	—
Income before income tax expense	—	7	26	—	33
Income tax expense	—	2	8	—	10
Net income	—	5	18	—	23
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	(14)	—	(14)
Comprehensive income	$—	$5	$4	$—	$9

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5)	$42	$7	$—	$44
Cash flows from investing activities:
Capital expenditures	—	(36)	(7)	—	(43)
Other investing activities, net	—	—	—	—	—
Net cash used in investing activities	—	(36)	(7)	—	(43)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(7)	—	—	—	(7)
Dividends paid	(5)	—	—	—	(5)
Intercompany funding	17	(17)	—	—	—
Net cash provided by (used in) financing activities	5	(17)	—	—	(12)
Effect of foreign exchange rate changes on cash	—	—	(2)	—	(2)
Net decrease in cash	—	(11)	(2)	—	(13)
Cash at beginning of period	—	231	147	—	378
Cash at end of period	$—	$220	$145	$—	$365

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
(Millions of Dollars)

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Cash flows from operating activities:
Net cash used in operating activities	$—	$(38)	$(6)	$—	$(44)
Cash flows from investing activities:
Capital expenditures	—	(38)	(2)	—	(40)
Net cash used in investing activities	—	(38)	(2)	—	(40)
Cash flows from financing activities:
Net transfers from Valero	—	85	8	—	93
Net cash provided by financing activities	—	85	8	—	93
Effect of foreign exchange rate changes on cash	—	—	—	—	—
Net increase in cash	—	9	—	—	9
Cash at beginning of year	—	44	17	—	61
Cash at end of period	$—	$53	$17	$—	$70

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q including, without limitation, our discussion below under the heading “Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	competitive pressures from convenience stores, filling stations and other non-traditional retailers located in our markets;

•	volatility and seasonality in crude oil, wholesale motor fuel costs and motor fuel sales;

•	increasing consumer preferences for alternative motor fuel and improvements in fuel efficiency;

•	seasonal trends in the retail industry;

•	severe or unfavorable weather conditions;

•	fluctuations in the exchange rate between the U.S. and Canadian currencies;

•	inability to build or acquire and successfully integrate new retail sites;

•	our ability to comply with federal, provincial and state regulations, including those related to environmental matters, the sale of alcohol and cigarettes, and employment laws and health benefits;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, labor strikes or otherwise;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer, environmental or other litigation;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	wholesale cost increases of dairy, coffee or tobacco products;

•	future legislation or campaigns to discourage smoking;

•	dependence on Valero for motor fuel;

•	dependence on suppliers, including Valero, for credit terms;

•	dependence on senior management and the ability to attract qualified employees;

•	acts of war and terrorism;

•	political conditions in oil producing regions and global demand for oil;

•	dependence on our Information Technology (“IT”) systems and maintaining data security and successfully migrating to stand-alone systems;

•	changes in accounting standards, policies or estimates;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•
the impact of the separation and distribution of Valero’s retail business (the “spin-off”) and risks relating to our ability to operate effectively as an independent, publicly traded company, including any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	our different capital structure as an independent company, including our access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	any failure to fully and/or timely achieve the expected benefits of the spin-off;

•	a determination by the IRS that the spin-off or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Report on Form 10-K for the year ended December 31, 2013, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s discussion and analysis is organized as follows:

•
Executive Overview—This section provides an overview of CST Brands Inc. (“CST,” “we,” “us,” “our”) including the spin-off of from Valero Energy Corporation (“Valero”) and a description of our business segments, the basis of presentation with respect to the amounts presented in the discussion of our results of operations, change in accounting principle, significance of crude oil prices on our revenues and cost of sales, the seasonality of our business, our network optimization and an overview of our financial results.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our two business segments, for the three months ended March 31, 2014 and 2013, and an outlook for our two business segments.

•
Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements and other matters impacting our liquidity and capital resources.

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

Executive Overview
The following Management’s Discussion and Analysis (“MD&A”) section is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our consolidated and combined financial statements and the accompanying notes to these financial statements contained elsewhere in this report and the MD&A section, the consolidated and combined financial statements and accompanying notes to these financial statements in our Report on Form 10-K. Our Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.
On April 4, 2013, Valero’s Board of Directors approved the spin-off, which was completed on May 1, 2013. We were formed solely in contemplation of the spin-off and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
CST is one of the largest independent retailers of motor fuel and convenience merchandise items in North America. Our operations include (i) the sale of motor fuel at convenience stores, dealer/agent sites and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers. Operating revenues from our heating oil business were approximately 5% of our consolidated and combined operating revenues for the three months ended March 31, 2014 and March 31, 2013 and have been included within our Canada segment information.
We use the term “retail site” as a general term to refer to any of the following types of retail locations through which we sell merchandise and/or motor fuel to our customers:

•	a “convenience store,” which is operated by us and provides motor fuel, food, convenience merchandise items and additional services to our customers;

•
a “dealer/agent” site, where we retain title to the motor fuel inventory and sell it directly to our customers; therefore, we manage motor fuel pricing and retain the gross margin on motor fuel sales. We provide a commission to the dealer or agent to operate the retail site; or

•	a “cardlock,” which is an unattended self-service fueling station that provides motor fuel to our fleet customers, such as trucking and other commercial customers.
We have two reportable segments:

•	U.S.—As of March 31, 2014, we had 1,041 convenience stores located in Arizona, Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Wyoming; and

•	Canada—As of March 31, 2014, we had 849 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. Performance is evaluated based on a number of performance metrics, including sales per site per day, gross margin, operating income and earnings before interest, taxes, depreciation and amortization (“EBITDA”). There are no intersegment revenues.
Basis of Presentation
The consolidated financial statements reflect our financial results for all periods subsequent to the spin-off while the combined financial statements reflect the financial results of Valero’s retail business for all periods prior to the spin-off.
Change in Accounting Principle
During the fourth quarter of 2013, we elected to change our method of valuing our Canada motor fuel inventory to the weighted-average cost method, whereas in all previous periods motor fuel inventory was valued using the last-in, first-

out (“LIFO”) method. Comparative financial statements of prior periods have been adjusted to apply the new method retrospectively.
The Significance of Crude Oil Prices on Our Revenues and Cost of Sales
The cost of motor fuel is directly related to the cost of crude oil. A significant portion of our gross margin is derived from the sale of motor fuel. We typically experience lower motor fuel gross margins in periods when the cost of motor fuel increases, and higher motor fuel gross margins in periods when the cost of motor fuel declines rapidly or is more volatile. Therefore, changes in our gross margin during the three month periods ended March 31, 2014 and 2013 are directly related to the changes in crude oil and wholesale motor fuel prices over the same periods and are further discussed in “Results of Operations” below.
The following graph provides benchmark information for both crude oil and wholesale motor fuel prices during the fifteen months ended March 31, 2014:
(a) Represents the average monthly spot price per barrel during the periods presented for WTI and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional gasoline and New York Harbor conventional gasoline.

As discussed, we typically experience lower motor fuel gross margins in periods when the cost of motor fuel increases, and higher motor fuel gross margins in periods when the cost of motor fuel declines rapidly or is more volatile, as shown in the following table:

(a)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional gasoline and New York Harbor conventional gasoline.
Seasonality
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as changes in customer activity behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.
Network Optimization
We continually assess our asset base and close company operated sites that are no longer core to our ongoing strategy. For example, we closed one site in the U.S. during the first quarter of 2014 and a total of eleven sites during 2013. In addition, we have conducted market reviews across our U.S. system. As a result of this review, we identified approximately 100 company operated sites that are candidates for sale, the majority of which are expected to be added to our wholesale distribution business in the U.S. We have engaged an outside consultant, NRC Realty & Capital Advisors, LLC, to market these properties. Stores were identified based on several criteria, and, while many of them are smaller in square footage, and below our store average from an inside sales and EBITDA perspective, these locations average over 3,000 gallons of motor fuel sold per store per day, which we believe makes them attractive locations for potential buyers and good dealer candidates for our wholesale business.

Financial Results
For the three months ended March 31, 2014 and 2013, we reported net income of $11 million and $23 million, respectively. Diluted earnings per share were $0.14 and $0.30 for these same periods, respectively. We experienced increases in our motor fuel and merchandise gross margins in the U.S. and declines in these same margins in Canada. As disclosed in the graph above, rapidly rising wholesale motor fuel prices during the first quarter of 2013 negatively impacted our U.S. motor fuel gross margin for that period and wholesale motor fuel prices were more stable during the first quarter of 2014. Our 2014 U.S. merchandise gross margin benefited from our new to industry stores, or NTIs, as our average store count in 2014 increased by five stores over the same period of 2013. The decline in our motor fuel and merchandise gross margins in Canada were primarily the result of a decline in value of the Canadian dollar relative to the U.S. dollar.
Also impacting our 2014 net income were increases in general and administrative expenses and interest expense of $10 million and $10 million, respectively. The increase in general and administrative expenses was the result of new costs associated with being an independent, stand-alone, public company, including additional corporate personnel and associated benefits and stock-based compensation. The increase in interest expense was the result of the debt issued in connection with the spin-off.

Results of Operations
Consolidated and Combined Income Statement Analysis
Below is an analysis of our consolidated and combined income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Comparative financial information of the prior year has been adjusted to apply the weighted-average cost method retrospectively to our Canada segment. Our consolidated and combined statements of income are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Operating revenues	$3,001	$3,188
Cost of sales	2,756	2,952
Gross margin	245	236
Operating expenses:
Operating expenses	164	159
General and administrative expenses	25	15
Depreciation, amortization and accretion expense	31	30
Total operating expenses	220	204
Operating income	25	32
Other income, net	1	1
Interest expense	(10)	—
Income before income tax expense	16	33
Income tax expense	5	10
Net income	$11	$23

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Consolidated and Combined Results
Operating revenues declined $187 million, or 6%, and gross margin increased $9 million, or 4%. Operating income declined $7 million, or 22%. The decline in operating income, driven by an increase in general and administrative expenses of $10 million and an increase in operating expenses of $5 million, along with an increase in interest expense of $10 million, were the primary reasons for the decline in net income of $12 million.
These results were driven by:
Operating revenues
Operating revenues declined $187 million, or 6%. Significant items impacting these results were:

•	A $129 million, or 7%, decline in our U.S. segment operating revenues primarily attributable to:

◦
A decline in the price per gallon of motor fuel that we sold contributed $63 million of the decline to our motor fuel operating revenues. This decline was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

◦
A decline in motor fuel sales volumes of 21 million gallons, which decreased motor fuel operating revenues by $73 million. The decrease in motor fuel gallons sold resulted from unfavorable weather and competitive factors in our markets. Also contributing to the decline was our marketing strategy prior to the spin-off as a wholly owned subsidiary of Valero, which is more fully discussed in our Report on Form 10-K for the fiscal year ended December 31, 2013.

◦	Our merchandise revenues increased $8 million primarily as a result of our NTIs, as our average store count increased by five stores over the same period of 2013.

•	A $58 million, or 5%, decline in our Canada segment operating revenues primarily attributable to:

◦
A decline of $104 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during the first quarter of 2014, and equal to U.S. $0.99 during the first quarter 2013, representing a decrease in value of 8%.

◦	Excluding the effects of foreign exchange rate changes, our operating revenues increased $46 million. This increase was primarily attributable to:

▪	A $32 million increase in operating revenues attributable to an increase in provincial fuel taxes in Québec.

▪	An increase in our home heating oil revenues of $19 million primarily attributable to colder weather.

▪
Partially offsetting these increases was a decline of $4 million attributable to a 1 million gallon decrease in the volume of motor fuel we sold as a result of colder weather and competitive factors in our markets, primarily Québec.

Cost of sales
Cost of sales declined $196 million, or 7%. Significant items impacting these results were:

•	A $96 million decline from the weakening of the Canadian dollar relative to the U.S. dollar.

•	The volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•	A decrease in motor fuel gallons sold.

Operating expenses
Operating expenses increased by $5 million due to an increase in the number of company operated convenience stores during 2014 and an increase in health care costs in the U.S.
General and administrative expenses
General and administrative expense increased $10 million as a result of higher actual expenses as a stand-alone, publicly traded company, including additional corporate personnel and associated benefits and stock-based compensation.

Interest expense
Interest expense increased $10 million as a result of our debt issued in connection with the spin-off.

Income tax expense
Income tax expense decreased $5 million primarily as a result of the decrease in income before income tax expense. Our effective income tax rate increased to 33% for the three months ended March 31, 2014 compared to an effective rate of 29% for the three months ended March 31, 2013.

Segment Results
U.S.
The following tables highlight the results of operations and certain operating metrics of our U.S. segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except number of convenience stores, per site per day and per gallon amounts):

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Motor fuel	$1,483	$1,619
Merchandise	301	293
Other	15	16
Total operating revenues	$1,799	$1,928
Gross margin:
Motor fuel	$44	$37
Merchandise	92	87
Other	15	14
Total gross margin	151	138
Operating expenses	105	99
Depreciation, amortization and accretion expense	22	21
Operating income	$24	$18

Company operated retail sites at end of period	1,041	1,033

Average company operated retail sites during the period	1,038	1,033

Total system operating statistics:
Motor fuel sales (gallons per site per day)	4,797	5,048
Motor fuel sales (per site per day)	$15,866	$17,428

Motor fuel gross margin (CPG):
Motor fuel margin, before credit card fees	$0.139	$0.116
Credit card fees	(0.041)	(0.040)
Motor fuel gross margin, net (CPG)	$0.098	$0.076

Merchandise sales (per site per day)	$3,221	$3,158

Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	31.5%	30.5%
Credit card fees affect on margin	(0.9)	(0.8)
Merchandise gross margin, net	30.6%	29.7%

U.S. (continued)

	Three Months Ended March 31,
	2014	2013
Company Operated Retail Sites:
Beginning of period	1,036	1,032
NTIs	6	1
Acquisitions	—	—
Closed	(1)	—
End of period	1,041	1,033

Average company operated retail sites during the period	1,038	1,033

Same Store Information(a):
Company operated retail sites	1,002	1,002
Motor fuel sales (gallons per site per day)	4,720	5,079
Merchandise sales (per site per day)	$3,165	$3,168
Merchandise gross margin percent, net	30.5%	29.7%
Merchandise sales, ex. cigarettes (per site per day)	$2,197	$2,141
Merchandise gross margin percent, net ex. cigarettes	36.1%	36.0%
Merchandise gross profit dollars	$87	$85
Other services operating revenues(b)	$14	$14

NTI Information(c):
Company operated retail sites at end of period	54	34
Company operated retail sites (average)	50	34
Motor fuel sales (gallons per site per day)	9,268	9,787
Merchandise sales (per site per day)	$6,134	$5,960
Merchandise gross margin percent, net	33.6%	32.4%
Merchandise sales, ex. cigarettes (per site per day)	$4,870	$4,618
Merchandise gross margin percent, net ex. cigarettes	37.7%	36.4%

(a)
The same store information consists of aggregated individual store results for all sites in operation substantially throughout both periods presented. Stores that were temporarily closed for a brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared.

(b)	Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(c)
New to industry convenience stores (“NTIs”) consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Operating revenues declined $129 million, or 7%, gross margin increased $13 million, or 9%, and was partially offset by an operating expense increase of $6 million, or 6%, which were the primary reasons for the operating income increase of $6 million, or 33%.
These results were driven by:
Operating revenues

•
A decline in the price per gallon of motor fuel that we sold contributed $63 million of the decline to our motor fuel operating revenues, which was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.”

•
A decline in motor fuel sales volumes of 21 million gallons, which decreased motor fuel operating revenues by $73 million. The decrease in motor fuel gallons sold resulted from unfavorable weather and competitive factors in our markets. Also contributing to the decline was our marketing strategy prior to the spin-off as a wholly owned subsidiary of Valero, which is more fully discussed in our Report on Form 10-K for the fiscal year ended December 31, 2013.

•
Our merchandise revenues increased $8 million primarily as a result of our NTIs, as our average store count increased by five stores over the same period of 2013. Our NTIs have a broader offering and typically contribute twice the merchandise sales of our legacy stores.

Gross margin

•
An increase in motor fuel gross margin of $7 million due to a $0.02 increase in our CPG. The increase in CPG was driven by less volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil Prices on Our Revenues and Cost of Sales.” This increase was partially offset by the decline in motor fuel sales volumes.

•
An increase of $5 million in our merchandise gross margin primarily from an increase in the average number of company operated convenience stores during 2014 as well as an increase in our merchandise gross margin percentage during 2014. The growth in our merchandise gross margin percentage was partly driven by the contribution of higher-margin merchandise items sold at our NTIs, such as our proprietary brand and fresh food offerings. We also experienced an increase in gross margin percentage in our cigarette category during the quarter.

Operating expenses

•	Operating expenses increased $6 million, primarily as a result of our NTIs, as our average store count increased by five stores over the same period of 2013, and an increase in health care costs.

Canada
The following tables highlight the results of operations and certain operating metrics of our Canada segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except number of retail sites, per site per day and per gallon amounts):

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Motor fuel	$966	$1,022
Merchandise	53	59
Other	183	179
Total operating revenues	$1,202	$1,260
Gross margin:
Motor fuel	$49	$53
Merchandise	15	16
Other	30	29
Total gross margin	94	98
Operating expenses	59	60
Depreciation, amortization and accretion expense	9	9
Operating income	$26	$29

Retail sites (end of period):
Company operated	276	262
Dealers / Agents (fuel only)	498	501
Cardlock (fuel only)	75	78
Total retail sites (end of period)	849	841

Average retail sites during the period:
Company operated	273	262
Dealers / Agents (fuel only)	499	504
Cardlock (fuel only)	75	79
Average retail sites during the period	847	845

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,095	3,118
Motor fuel sales (per site per day)	$12,673	$13,502

Motor fuel gross margin (CPG):
Motor fuel margin, before credit card fees	$0.229	$0.245
Credit card fees	(0.021)	(0.021)
Motor fuel gross margin, net (CPG)	$0.208	$0.224

Company operated retail site statistics:
Merchandise sales (per site per day)	$2,166	$2,502

Merchandise gross margin, net (percentage of merchandise revenues):
Merchandise gross margin, before credit card fees	29.0%	28.3%
Credit card fees affect on margin	(0.9)	(0.8)
Merchandise gross margin, net	28.1%	27.5%

Canada (continued)

	Company Operated(b)
	Three Months Ended March 31,
	2014	2013
Retail Sites:
Beginning of period	272	261
NTIs	1	—
Acquisitions	2	—
Conversions, net(a)	1	1
Closed	—	—
End of period	276	262

Average company operated retail sites during the period	273	262

Average foreign exchange rate for $1 CAD to USD	0.91218	0.99075

Same Store Information(c),(d):
Company operated retail sites	260	260
Motor fuel sales (gallons per site per day)	3,324	3,420
Merchandise sales (per site per day)	$2,413	$2,536
Merchandise gross margin percent, net	28.3%	27.5%
Merchandise sales, ex. cigarettes (per site per day)	$1,215	$1,257
Merchandise gross margin percent, net ex. cigarettes	37.4%	37.5%
Merchandise gross profit dollars	$16	$16
Other services operating revenues(e)	$5	$4

NTI Information(c),(f):
Company operated retail sites at end of period	24	16
Company operated retail sites (average)	23	16
Motor fuel sales (gallons per site per day)	5,070	5,370
Merchandise sales (per site per day)	$2,646	$2,837
Merchandise gross margin percent, net	28.5%	28.6%
Merchandise sales, ex. cigarettes (per site per day)	$1,456	$1,500
Merchandise gross margin percent, net ex. cigarettes	36.3%	38.6%

Canada (continued)

	Dealers/Agents(b)
	Three Months Ended March 31,
	2014	2013
Retail Sites:
Beginning of period	499	507
New dealers	2	1
Conversions, net(a)	(1)	(1)
Closed or de-branded	(2)	(6)
End of period	498	501

Average retail sites during the period	499	504

Same Store Information(d):
Retail sites	469	469
Motor fuel sales (gallons per site per day)	2,497	2,554

(a)
Conversions represent stores that have changed their classification from dealers/agents to company owned and operated or vice versa. Changes in classification result when we either take over the operations of dealers/agents or convert an existing company owned and operated store to dealers/agents.

(b)	Company operated retail sites sell motor fuel and merchandise and we only retain the gross margin from motor fuel sales at dealers/agents.

(c)	All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock operations.

(d)
The same store information consists of aggregated individual store results for all sites in operation substantially throughout both periods presented. Stores that were temporarily closed for a brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared.

(e)	Other services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings. NTIs exclude dealers/agents.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Operating revenues declined $58 million, or 5%, and gross margin declined $4 million, or 4%, which was the primary reason for the operating income decline of $3 million, or 10%.
Significant items impacting these results included:
Operating revenues

•
A decline of $104 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during 2014, and equal to U.S. $0.99 during 2013, representing a decrease in value of 8%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues increased $46 million. This increase was primarily attributable to:

◦	A $32 million increase in operating revenues primarily attributable to an increase in provincial fuel taxes in Québec.

◦	An increase in our home heating oil revenues of $19 million primarily attributable to colder weather.

◦
Partially offsetting these increases was a decline of $4 million attributable to a 1 million gallon decrease in the volume of motor fuel we sold as a result of colder weather and competitive factors in our markets, primarily Québec.

Gross margin

•	The decrease in the value of the Canadian dollar resulted in an $8 million gross margin decline.

•	Excluding the effects of foreign exchange, our motor fuel and merchandise gross margins were flat.

•	Excluding the effects of foreign exchange rate changes, our gross margin related to other revenues increased $4 million primarily due to the increase in our home heating oil business discussed above.

Outlook
U.S.
The U.S. segment continues to operate in a very competitive environment. Regarding fuel, we expect to continue to see volatile pricing and intense competition, including from our peers, and high volume retailers. Cross promotional programs entered into between grocers and convenience stores also represent a competitive challenge. We believe that our experience, our fuel supply arrangements, and our focus on maximizing gross profit margin allow us to compete effectively in this competitive environment. While our offerings vary by location, our scale, distribution capabilities, private label penetration, and team members position us to offer a delightful, convenient shopping occasion favored by today’s consumer. We will continue our aggressive growth strategy regarding our NTI program, projecting to build 30 stores in 2014. Aside from the ability to serve substantially more customers, our NTIs provide more product variety and enhanced offerings such as expanded food service. As we introduce more NTIs into our network each year, we expect that our higher margin food offerings will become a more significant part of our inside-store sales. As reflected in our first quarter results, we expect to continue to grow our merchandise sales and gross margin in 2014.
Canada
Like our U.S. segment, the Canada segment continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have added motor fuel offerings. Cross promotional programs also are a competitive challenge. Our first quarter results were negatively impacted by the weakness of the Canadian dollar relative to the U.S. dollar and, based on current forecasts, will most likely continue for at least the near-term. Similar to the U.S., we believe there is a great opportunity to better serve consumers by increasing our offerings to include more grocery items and/or an expanded food service offering specific to each of our markets.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2014 was $44 million compared to net cash used in operating activities of $44 million for the three months ended March 31, 2013. The increase in cash provided by operating activities was due primarily to the change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 11 of the condensed notes to the consolidated and combined financial statements included elsewhere in this report.
Net cash used in financing activities for the three months ended March 31, 2014 was $12 million, related to the payment of long-term debt and dividends, compared to net cash provided by financing activities of $93 million for the three months ended March 31, 2013. Prior to the spin-off, Valero funded our operating and investing activities as needed, which were shown as net transfers from Valero in the financing section of our combined statement of cash flows.
Non–GAAP Measures
Generally Accepted Accounting Principles in the United States (“GAAP”) do not recognize Adjusted EBITDA or EBITDAR as financial measures. Adjusted EBITDA represents net income before interest expense, income taxes, asset impairments, depreciation, amortization and accretion expense. EBITDAR is a non-GAAP financial measure that further adjusts Adjusted EBITDA by excluding minimum rent expense. We believe that Adjusted EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities; and (c) the financial covenants in our debt agreements use Adjusted EBITDA and EBITDAR in calculating our total lease adjusted leverage ratio and fixed charge coverage ratio. Adjusted EBITDA and EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Adjusted EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.
The following table presents a reconciliation of net income to Adjusted EBITDA and EBITDAR (in millions):

	Three Months Ended March 31,
	2014	2013
Net income	$11	$23
Interest expense	10	—
Income tax expense	5	10
Depreciation, amortization and accretion	31	30
Adjusted EBITDA	57	63
Minimum rent expense	7	6
EBITDAR	$64	$69
Debt
As of March 31, 2014, our debt consisted of the following (in millions):

5.00% senior notes due 2023	$550
Term loan due 2018 (interest rate of 2.16% at March 31, 2014)	481
Total debt outstanding	1,031
Less current portion	(37)
Debt, less current portion	$994
We also have an undrawn revolving credit facility with an aggregate principal amount of up to $300 million. As of March 31, 2014, after taking into account letters of credit and the maximum lease adjusted leverage ratio constraint to availability, approximately $193 million was available for future borrowings. The credit facilities contain certain customary representations and warranties, covenants and events of default as well as certain financial covenants. Our credit facilities contain financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of March 31, 2014, our lease adjusted leverage ratio and fixed charge coverage ratio were 3.25 to 1.00 and 3.32 to 1.00, respectively.
As of March 31, 2014, we also had capital lease obligations of $4 million of which less than $1 million are current obligations.
See Note 4 of the condensed notes to the consolidated and combined financial statements included elsewhere in this report for additional disclosures of our indebtedness.
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
During 2014, we expect to expand and upgrade our portfolio of retail sites. We expect to build thirty NTIs in the U.S., primarily focused in key markets in Texas. In Canada, we expect to complete eight NTIs, focused in the Greater Toronto, Ottawa and Montreal areas. During the first quarter of 2014, we completed six NTIs in the U.S. and one NTI in Canada.

The following table outlines our capital expenditures by segment for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
U.S. Segment
NTI	$26	$17
Sustaining capital	10	21
	$36	$38
Canada Segment
NTI	$1	$—
Sustaining capital	6	2
	$7	$2

Total capital expenditures and acquisitions	$43	$40
We expect total capital expenditures for 2014 to be in the range of $250 million to $275 million, which includes nonrecurring capital costs associated with IT infrastructure of approximately $12 million. The IT infrastructure costs are necessary for us to establish separate hardware and software systems related to being a stand-alone, publicly traded company.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of March 31, 2014, $145 million of cash was held in Canada. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends.
Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Dividends
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2013	December 31, 2013	January 15, 2014	$0.0625	$5
March 31, 2014	March 31, 2014	April 15, 2014	$0.0625	$5
We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.

New Accounting Policies
As discussed in Note 1, the adoption of certain new financial accounting pronouncements has not had, and is not expected to have, a material effect on our financial statements.
In April 2014 the Financial Accounting Standards Board issued Accounting Standards Update 2014-08 (“ASU 2014-08”). ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 will become effective for us in the first quarter of 2015, however early adoption is permitted. We are in the process of evaluating the impact of adopting ASU 2014-08, particularly as it relates to stores we have identified as candidates for sale as described under the heading “Executive Overview—Network Optimization” above.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.
As disclosed in our Form 10-K for the year ended December 31, 2013, during the fourth quarter of 2013, we elected to change our method of valuing our Canada motor fuel inventory to the weighted-average cost method, whereas in all previous periods motor fuel inventory was valued using the last-in, first-out method. Comparative financial statements of prior periods have been adjusted to apply the weighted-average cost method retrospectively.
There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2014, the term loan had an outstanding balance of $481 million, and we had not borrowed under the revolving credit facility. As of March 31, 2014, the borrowing rate on the term loan and revolving credit facility was 2.16% (LIBOR plus 2.00%).
The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2014 would be to change interest expense by approximately $5 million. At this time we have not entered into any interest rate swaps or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the exchange rate between the Canadian and U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. As of March 31, 2014, $145 million of cash was held in Canada.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On October 30, 2013, the State of Colorado filed a lawsuit against several Valero affiliates and several CST affiliates claiming that Valero and CST entities recovered funds from both the Colorado Underground Storage Fund and from insurance policies for the same remediation activities. The case is subject to the accelerated “CAPP” rules of procedure in Colorado and a trial date is set for March 30, 2015. During the first quarter of 2014, the plaintiff asserted damages in excess of $15 million against all defendants. While this matter is in its initial stages of litigation we do not believe that these claims have any merit, and intend to vigorously contest the allegations. A similar lawsuit was filed on behalf of the State of Louisiana on March 14, 2014. This litigation is effectively on hold and the State of Louisiana is being represented by the same law firm pursuing the Colorado litigation. For the same reasons, we do not believe that the claims have any merit and intend to vigorously defend this action. We are unable to estimate the possible loss or range of loss at this early stage for either of these lawsuits. As a result, we have not recorded a loss contingency liability with respect to these matters.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ending December 31, 2013.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2014)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data Files
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

/s/ Clayton E. Killinger
By:	Clayton E. Killinger
Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)
Date: May 13, 2014