Form 10-Q
period 2014-09-30
CST Brands, Inc.
filed 2014-11-12
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of November 7, 2014 was 77,663,486.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$427	$378
Receivables, net of allowances of $1 and $1, respectively	146	153
Inventories	202	217
Deferred income taxes	10	7
Prepaid expenses and other	15	11
Assets held for sale, net	39	—
Total current assets	839	766
Property and equipment, at cost	2,078	1,981
Accumulated depreciation	(682)	(655)
Property and equipment, net	1,396	1,326
Goodwill and intangible assets, net	43	49
Deferred income taxes	83	93
Other assets, net	63	69
Total assets	$2,424	$2,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$45	$36
Accounts payable	107	99
Accounts payable to Valero	277	253
Accrued expenses	69	43
Taxes other than income taxes	12	17
Income taxes payable	38	10
Asset retirement obligations related to assets held for sale	6	—
Dividends payable	5	5
Total current liabilities	559	463
Debt and capital lease obligations, less current portion	976	1,006
Deferred income taxes	79	94
Asset retirement obligations	76	79
Other long-term liabilities	39	34
Total liabilities	1,729	1,676
Commitments and contingencies
Stockholders’ equity:
Common stock (250,000,000 shares authorized at $0.01 par value; 75,452,983 and 75,397,241 shares issued, respectively)	1	1
Additional paid-in capital (APIC)	415	406
Retained earnings	179	87
Accumulated other comprehensive income (AOCI)	100	133
Total stockholders’ equity	695	627
Total liabilities and stockholders’ equity	$2,424	$2,303
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues(a)	$3,221	$3,316	$9,483	$9,715
Cost of sales	2,881	3,025	8,618	8,900
Gross profit	340	291	865	815
Operating expenses:
Operating expenses	172	169	502	489
General and administrative expenses	31	21	83	56
Depreciation, amortization and accretion expense	31	30	92	90
Asset impairments	2	2	2	2
Total operating expenses	236	222	679	637
Operating income	104	69	186	178
Other income, net	2	1	4	3
Interest expense	(10)	(10)	(30)	(17)
Income before income tax expense	96	60	160	164
Income tax expense	33	18	54	59
Net income	$63	$42	$106	$105

Earnings per common share
Basic earnings per common share	$0.83	$0.56	$1.40	$1.40
Weighted-average common shares outstanding (in thousands)	75,442	75,397	75,421	75,397
Earnings per common share - assuming dilution
Diluted earnings per common share	$0.83	$0.56	$1.40	$1.40
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,631	75,432	75,570	75,416

Dividends declared per common share	$0.0625	$0.0625	$0.1875	$0.0625

Supplemental information:
(a) Includes excise taxes	$517	$506	$1,492	$1,516
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$63	$42	$106	$105
Other comprehensive (loss) income:
Foreign currency translation adjustment	(31)	11	(33)	(21)
Other comprehensive (loss) income before income taxes	(31)	11	(33)	(21)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive (loss) income	(31)	11	(33)	(21)
Comprehensive income	$32	$53	$73	$84
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$106	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8	3
Depreciation, amortization and accretion expense	92	90
Asset impairments	2	2
Deferred income tax (benefit) expense	(11)	14
Change in working capital	96	197
Other operating activities, net	—	(1)
Net cash provided by operating activities	293	410
Cash flows from investing activities:
Capital expenditures	(192)	(137)
Acquisitions	(9)	(6)
Proceeds from dispositions of property and equipment	2	1
Other investing activities, net	1	—
Net cash used in investing activities	(198)	(142)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500
Payments of long-term debt	(25)	(6)
Debt issuance and credit facility origination costs	(2)	(19)
Payments of capital lease obligations	(1)	(1)
Dividends paid	(14)	—
Net transfers to Valero	—	(378)
Net cash (used in) provided by financing activities	(42)	96
Effect of foreign exchange rate changes on cash	(4)	(1)
Net increase in cash	49	363
Cash at beginning of period	378	61
Cash at end of period	$427	$424
See Condensed Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND OTHER ITEMS AFFECTING OUR BUSINESS
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
Subsequent to September 30, 2014, we are the owner of the general partner of CrossAmerica Partners LP (“CrossAmerica”), formerly named Lehigh Gas Partners LP, and of all of the incentive distribution rights of CrossAmerica. As a result, we control the operations of CrossAmerica, a publicly traded limited partnership (New York Stock Exchange (“NYSE”) symbol “CAPL”) engaged in the distribution of motor fuels, consisting of gasoline and diesel fuel, and the ownership and leasing of real estate used in the retail distribution of motor fuels.
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013. Financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 included in these condensed notes to consolidated and combined financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2013, has been derived from our audited financial statements and notes thereto as of that date. For further information, refer to our consolidated and combined financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013.
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as changes in customer behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.
Our effective income tax rates for the three and nine months ended September 30, 2014 were 35% and 34%, respectively, compared with 30% and 36% for the corresponding periods of 2013. The effective tax rates differ from the federal statutory rate of 35% primarily due to state income taxes and the impact of foreign operations. Our effective tax rate was lower in the three months ended September 30, 2013 as a result of a $1.1 million  favorable Canadian adjustment. Our effective tax rate for nine months ended September 30, 2013 was negatively impacted by $7 million in deferred tax expense resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the spin-off.
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
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results. The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted ASU 2014-08 in 2014, and this adoption impacted the accounting treatment and disclosures related to stores we have been marketing for sale. We determined that certain of these stores met the criteria under ASU 2014-08 to be classified as held for sale, and in accordance with the guidance of ASU 2014-08, property and equipment, net and asset retirement obligations related to these stores have been presented separately on the balance sheet at September 30, 2014. See additional disclosure regarding these stores in Note 2.
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
Certain new financial accounting pronouncements have become effective for our financial statements. With the exception of ASU 2014-08, discussed above, the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by us for resale during all periods presented. Motor fuel purchased by us from Valero is recorded as a component of cost of sales based on price formulas that vary from terminal to terminal. The actual prices we pay typically change daily, based on market fluctuations of wholesale motor fuel prices in the geographic locations where we purchase our motor fuel for resale. During the three months ended September 30, 2014 and 2013, we purchased $2.5 billion and $2.7 billion, respectively, of motor fuel from Valero. During the nine months ended September 30, 2014 and 2013, we purchased $7.5 billion and $8.0 billion, respectively, of motor fuel from Valero.
No customers are individually material to our operations.
Purchase of Distribution Warehouse and Office Facilities
On July 31, 2014, we closed on the purchase of an existing distribution warehouse with adjoining office facilities located in San Antonio, Texas for $43 million. The purchase was funded by available cash on hand. These facilities will allow us to consolidate our current San Antonio regional distribution center (“RDC”) with future corporate service center office space. We began to transition our RDC operations from our currently leased warehouse in Schertz, Texas to these facilities in the third quarter and expect to complete the RDC move in the first quarter of 2015.
Completion of Purchase of the General Partner and Incentive Distribution Rights in Lehigh Gas Partners LP
On October 1, 2014, we purchased (the “GP Purchase”) from Lehigh Gas Corporation (“LGC”) 100% of the membership interests in Lehigh Gas GP LLC (the “General Partner”), the general partner of Lehigh Gas Partners LP. In addition, we purchased (the “IDR Purchase”) all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the incentive distribution rights in Lehigh Gas Partners LP. The aggregate consideration paid to LGC and the Trusts for the GP Purchase and the IDR Purchase was $17 million in cash and 2.04 million shares of CST common stock. After the GP Purchase, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP, and on October 6th CrossAmerica’s common units began trading under the symbol “CAPL” on the NYSE.
Acquisition of Property of Nice N Easy
On November 3, 2014, CrossAmerica announced the closing of the acquisition of Nice N Easy Grocery Shoppes. We jointly purchased with CrossAmerica the assets of Nice N Easy, with CrossAmerica purchasing 23 fee sites as well as certain fuel distribution assets for $65 million. We purchased the retail operations at the 32 company-operated sites and

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

certain other assets, including inventory and working capital, for an immaterial amount. CrossAmerica will lease the acquired real estate to us and will provide wholesale fuel supply to the majority of the Nice N Easy sites under long term agreements.

Note 2.	ASSETS HELD FOR SALE
In the first quarter of 2014, we conducted market reviews across our entire U.S. system and, as a result, identified approximately 100 company operated convenience stores that were candidates for sale. Convenience stores were identified based on several criteria including fuel volumes, inside sales and operating cash flows. These convenience stores are smaller and less profitable than the average convenience stores in our network. In the second quarter of 2014 we engaged an outside consultant, NRC Realty & Capital Advisors, LLC, to market these properties. Bids for these properties have been received and evaluated by management. We expect to close on the sale of 93 of these convenience stores within the next twelve months.
The determination to classify an asset as held for sale requires significant judgments about the site and the expected market for the site, which are based on factors including recent sales of comparable sites, recent expressions of interest in the site and the condition of the site. Management must also determine the probability under those market conditions that it will sell the site for an acceptable price within one year. Management considers sites to be held for sale in accordance with ASU 2014-08 when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. We determined that the 93 stores discussed above met the held for sale criteria as of September 30, 2014. As such, we have presented the property and equipment, net and asset retirement obligations related to these properties separately on the Consolidated Balance Sheet as of September 30, 2014. We are continuing to operate and market the remaining sites, but have determined that they did not meet the criteria to be classified as held for sale at September 30, 2014.
We determined that these properties did not meet the criteria under ASU 2014-08 to be classified as discontinued operations or an individually significant component of the business and therefore we have not separately presented the results of operations of these properties in the Consolidated and Combined Statements of Income, Consolidated and Combined Statements of Cash Flows or footnotes.
We have written down the value of certain stores where the net book value exceeded the anticipated net sales proceeds at September 30, 2014. The anticipated sales proceeds were net of estimated selling costs including brokerage fees, commissions and environmental assessment costs. The total amount of these write downs was $2 million, and is included in the “Asset impairments” line on the Consolidated and Combined Statements of Income.
All of the stores classified as held for sale relate to our U.S. segment. The carrying amounts of major classes of assets consisted of the following (in millions):

September 30,
2014
Land	$20
Retail site buildings	12
Equipment	23
Leasehold improvements	5
Other	10
Property and equipment, at cost	70
Accumulated depreciation	(31)
Assets held for sale, net	$39
Asset retirement obligation liabilities related to these stores totaled $6 million at September 30, 2014.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 3.	ASSET IMPAIRMENTS
During the second quarter of 2014, we identified certain convenience stores that experienced lower than expected operating results during the first half of the year. We continued to evaluate these convenience stores through October 2014 because our operations are seasonal and we generally experience our highest sales volumes and operating income during the driving season. Considering motor fuel gallons sold, motor fuel gross profit and gross profit inside the convenience store, among other factors, we concluded that the projected undiscounted cash flows exceeded the carrying value of the convenience stores under evaluation and therefore no impairment was recorded. We could be required to perform additional impairment analyses on these convenience stores in the future because cash flows from each convenience store vary from year to year due to changes in market demographics, traffic patterns and competition, among other factors, that impact the overall operations of the convenience store.
Negative trends in the factors noted above are an indicator of potential impairment. We monitor these factors at the convenience store level because discrete cash flow information is available by convenience store. As a result of this process, we identified and recorded $2 million of asset impairments during the third quarter of 2013 in our U.S. segment. The asset impairment recorded in the third quarter of 2014 related to the assets held for sale disclosed in Note 2.

Note 4.	INVENTORIES
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2014	2013
Convenience store merchandise	$114	$116
Motor fuel	88	101
Inventories	$202	$217
The cost of convenience store merchandise is determined principally under the weighted-average cost method. We account for motor fuel inventory in our U.S. segment on the LIFO basis. As of September 30, 2014, and December 31, 2013, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $22 million and $24 million, respectively. We account for motor fuel inventory in our Canada segment under the weighted-average cost method.

Note 5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Goodwill	$18	$18
Intangible assets	114	119	$(89)	$(88)
Total	$132	$137	$(89)	$(88)
Intangible assets primarily relate to customer lists in our Canada segment, which are being amortized on a straight-line basis over 15 years. As these assets are recorded in the local currency, Canadian dollars, gross carrying amounts are translated at each balance sheet date, resulting in changes from the U.S. dollar amounts presented previously.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 6.	DEBT
Amendment to Credit Agreement
In connection with the GP Purchase and the IDR Purchase, we entered into the Second Amendment to the Credit Agreement and Amendment to the Guarantee and Collateral Agreement, dated as of September 30, 2014 (the “Amendment”). The Amendment became effective concurrently with the closing of the GP Purchase and the IDR Purchase on October 1, 2014. We capitalized $2 million in bank fees in the third quarter of 2014 as a result of the Amendment.
The Amendment, among other things:

•	extends the maturity of the loans and revolving commitments under the Amended Credit Agreement to September 30, 2019;

•	permits certain future transactions with CrossAmerica, including drop-down asset sales to CrossAmerica, subject to certain conditions;

•
provides for the designation of unrestricted subsidiaries, including the General Partner, CrossAmerica and subsidiaries of CrossAmerica, and amends covenants and events of default to exclude unrestricted subsidiaries;

•
increases CST’s ability to make certain investments and acquisitions, make distributions on or redeem or repurchase stock, and make certain payments on subordinated debt, in each case, subject to certain conditions;

•
amends the maximum total adjusted leverage ratio to permit CST to reduce indebtedness and rental expense in such calculation by unrestricted cash and cash equivalents in excess of a predetermined amount; and

•	replaces the Credit Agreement’s expansion capital expenditures covenant with a covenant that limits capital expenditures based on CST’s leverage ratio.
Borrowings under the Amendment (in addition to existing collateral) will be secured by the incentive distribution rights of CrossAmerica and, in the future, common units of CrossAmerica owned by CST and other credit parties.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Outstanding Debt
Our balances for long-term debt and capital leases are as follows (in millions):

	September 30,	December 31,
	2014	2013
5.00% senior notes due 2023	$550	$550
Term loan due 2019	463	488
Capital leases	8	4
Total debt and capital lease obligations outstanding	1,021	1,042
Less current portion	45	36
Debt and capital lease obligations, less current portion	$976	$1,006

Availability under revolving credit facility (expires 2019):
Total available credit facility limit	300	300
Letters of credit outstanding	(3)	(3)
Maximum leverage ratio constraint	—	(84)
Total available and undrawn	297	213
Credit Facilities
The Amendment contains financial covenants consisting of (a) a maximum total lease adjusted leverage ratio set at not greater than 3.75 to 1.00, and (b) a minimum fixed charge coverage ratio set at not less than 1.30 to 1.00. As of September 30, 2014, our lease adjusted leverage ratio and fixed charge coverage ratio were 2.64 to 1.00 and 2.74 to 1.00, respectively.
Outstanding borrowings under our term loan facility are London Interbank Offered Rate (“LIBOR”) loans bearing interest at 2.16% (effective 30 day LIBOR rate plus a spread of 2.00%) as of September 30, 2014.
Principal Repayment
We are required to make principal payments on the term loan in accordance with the following amortization schedule under the terms of the Amendment (in millions):

Years Ending December 31,	Total Principal to be Repaid
2014 (remainder)	$9
2015	47
2016	69
2017	75
2018	75
2019	188
Total	$463

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair Value of Debt
The carrying values and estimated fair values of our outstanding debt were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,013	$1,000	$1,038	$1,018
The fair value of the term loan approximates its carrying value due to the frequency with which interest rates are reset. The fair value of the senior notes is determined primarily using quoted prices of over the counter traded securities. These quoted prices are considered Level 1 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures.

Note 7.	TRANSITION SERVICES AGREEMENTS WITH VALERO
Subsequent to the spin-off, Valero has charged us a transition services fee primarily related to IT systems that we record as a component of general and administrative expenses. During the three and nine months ended September 30, 2014, we paid Valero less than $1 million and $2 million, respectively, for these services. We transitioned to our own enterprise reporting system during the second quarter of 2014 and we expect to be substantially complete in transitioning to our independent IT infrastructure before the end of 2014.

Note 8.	COMMITMENTS AND CONTINGENCIES
CST is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, CST records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, CST discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on CST’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
UST Fund Reimbursement Litigation
Colorado. On October 30, 2013, the State of Colorado filed a lawsuit against Valero and CST and several of their subsidiaries and affiliates claiming that, prior to the spin-off, Valero and its former retail subsidiaries filed claims with and recovered funds from Colorado’s Underground Storage Tank (“UST”) Fund and failed to disclose the existence of and/or recoveries from insurance policies, which are alleged to provide coverage for the same remediation activities. The case is subject to the accelerated “CAPP” rules of procedure in Colorado and a trial date is set for March 30, 2015. During the first quarter of 2014, the plaintiffs filed an amended complaint seeking forfeiture of amounts paid by the UST Fund or payment of amounts recovered from insurers for these sites, which they alleged to be in excess of $15 million. While Valero has and continues to maintain control over the historical insurance policies at issue, we are unaware of any insurance claims that were made, or proceeds received, for costs associated with UST remediation at sites in Colorado, other than a settlement in 2002, which was reported to the State. The State agreed to accept a portion of the proceeds from that settlement apportioned to retail sites in Colorado and to release all claims for the sites potentially involved in those insurance recovery actions. We believe that there is no factual basis for the State’s claims and that there are numerous legal defenses to these claims. Both Valero and CST have made demands on the other under the terms of the Separation and Distribution Agreement, which CST and Valero have agreed to resolve after the underlying matters is resolved if necessary. We are working jointly with Valero and intend to vigorously defend this litigation.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CST believes that the claims advanced by the state, while unsupportable, are also covered by insurance and have made demands on insurers for defense of this litigation as well the defense of the litigation in Louisiana.
Louisiana. A lawsuit was filed on behalf of the State of Louisiana in the first quarter of 2014 in Louisiana state court against Valero and CST and several of their subsidiaries and affiliates making claims for pre-spin-off claims and recoveries by Valero and its former retail subsidiaries from Louisiana’s UST Fund. This case is in the very initial stages of litigation. Although the claims are similar to those alleged in the Colorado case previously discussed, this litigation involves only sites in Louisiana. We do not believe that these claims have any factual basis, and we believe that we have numerous legal defenses to these claims. Valero and CST are working jointly and we intend to vigorously defend this litigation.
Pennsylvania. A lawsuit was filed on behalf of the State of Pennsylvania in Pennsylvania state court against numerous fuel retailers, including Valero and CST and several of their subsidiaries and affiliates for pre-spin-off claims and recoveries by Valero and its former retail subsidiaries against the Pennsylvania UST Fund. CST’s business never operated sites in Pennsylvania and we do not believe that we are a proper party to this litigation. The state voluntarily dismissed this litigation without prejudice and it is uncertain whether CST will be named as a party to any future litigation the state may choose to pursue.

Note 9.	EQUITY
Common Shares
As of September 30, 2014, a total of 250 million shares of our common stock, $0.01 par value, were authorized. As of September 30, 2014 and December 31, 2013, 75,452,983 basic common shares and 75,397,241 basic common shares were issued, respectively. In connection with the GP Purchase and IDR Purchase, we issued 2,044,490 unregistered shares of our common stock on October 1, 2014.
Dividends
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2013	December 31, 2013	January 15, 2014	$0.0625	$4.7
March 31, 2014	March 31, 2014	April 15, 2014	$0.0625	$4.7
June 30, 2014	June 30, 2014	July 15, 2014	$0.0625	$4.7
September 30, 2014	September 30, 2014	October 15, 2014	$0.0625	$4.7
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
Changes in foreign currency translation adjustments were as follows for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$131	$138	$133	$170
Other comprehensive (loss) income before reclassifications	(31)	11	(33)	(21)
Amounts reclassified from other comprehensive income	—	—	—	—
Net other comprehensive (loss) income	(31)	11	(33)	(21)
Balance at the end of the period	$100	$149	$100	$149

Note 10.	STOCK-BASED COMPENSATION
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
We recognized stock-based compensation expense as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$2	$1	$8	$3
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
Our annual grant of stock-based awards occurred in the first half of 2014 and we did not have any additional significant stock-based compensation activity in the first nine months of 2014. The grants were as follows for the nine months ended September 30, 2014:

	Number of Shares	Weighted-Avg Grant-Date Fair Value
Stock options	367,525	$11.78
Restricted stock units	138,366	$31.24
Restricted shares	32,347	$31.22

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 11.	EARNINGS PER COMMON SHARE
On May 1, 2013, 75,397,241 shares of our common stock were distributed to Valero’s stockholders and Valero in conjunction with the spin-off. For comparative purposes and to provide a more meaningful calculation of earnings per share, we have assumed this amount to be outstanding as of the beginning of the three and nine months ended September 30, 2013 in the calculation of weighted-average shares outstanding.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Three Months Ended September 30,
	2014		2013
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to stockholders		$63		$42
Less dividends declared:
Common stock		5		5
Undistributed earnings		$58		$37

Weighted-average common shares outstanding (in thousands)	315	75,442	201	75,397
Earnings per common share
Distributed earnings	$0.06	$0.06	$0.06	$0.06
Undistributed earnings	0.77	0.77	0.50	0.50
Total earnings per common share	$0.83	$0.83	$0.56	$0.56

Earnings per common share - assuming dilution:
Net income attributable to stockholders		$63		$42

Weighted-average common shares outstanding (in thousands)		75,442		75,397
Common equivalent shares:
Stock options (in thousands)		40		—
Restricted stock (in thousands)		84		35
Restricted stock units (in thousands)		65		—
Weighted-average common shares outstanding - assuming dilution (in thousands)		75,631		75,432
Earnings per common share - assuming dilution		$0.83		$0.56

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2014		2013
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to stockholders		$106		$105
Less dividends declared:
Common stock		14		5
Undistributed earnings		$92		$100

Weighted-average common shares outstanding (in thousands)	297	75,421	111	75,397
Earnings per common share
Distributed earnings	$0.19	$0.19	$0.06	$0.06
Undistributed earnings	1.21	1.21	1.34	1.34
Total earnings per common share	$1.40	$1.40	$1.40	$1.40

Earnings per common share - assuming dilution:
Net income attributable to stockholders		$106		$105

Weighted-average common shares outstanding (in thousands)		75,421		75,397
Common equivalent shares:
Stock options (in thousands)		24		—
Restricted stock (in thousands)		85		19
Restricted stock units (in thousands)		40		—
Weighted-average common shares outstanding - assuming dilution (in thousands)		75,570		75,416
Earnings per common share - assuming dilution		$1.40		$1.40
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average anti-dilutive options (in thousands)	297	234	302	123
Weighted-average anti-dilutive restricted shares (in thousands)	—	1	—	—
No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the spin-off. Therefore, there are no stock-based awards included in the calculation of shares used in the diluted earnings per share prior to the spin-off.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 12. SEGMENT INFORMATION
We have two reportable segments: U.S. and Canada. The U.S. segment consists of convenience stores located in the United States. The Canada segment consists of retail sites and heating oil operations located in Canada. Operating revenues from our heating oil business were under 5% of our consolidated operating revenues for each period presented and have been included within the Canada segment information. Operations that are not included in either of our reportable segments are included in the corporate category, which consists primarily of general and administrative costs.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. There are no intersegment revenues.
The following table reflects activity related to our reportable segments (in millions):

	U.S.	Canada	Corporate	Total
Three months ended September 30, 2014:
Operating revenues from external customers	$1,990	$1,231	$—	$3,221
Gross profit	237	103	—	340
Depreciation, amortization and accretion expense	22	9	—	31
Operating income (loss)	102	33	(31)	104
Total expenditures for long-lived assets	88	16	—	104

Three months ended September 30, 2013:
Operating revenues from external customers	$2,013	$1,303	$—	$3,316
Gross profit	192	99	—	291
Depreciation, amortization and accretion expense	21	9	—	30
Operating income (loss)	61	29	(21)	69
Total expenditures for long-lived assets	37	10	—	47

Nine months ended September 30, 2014:
Operating revenues from external customers	$5,818	$3,665	$—	$9,483
Gross profit	570	295	—	865
Depreciation, amortization and accretion expense	65	27	—	92
Operating income (loss)	180	89	(83)	186
Total expenditures for long-lived assets	164	28	—	192

Nine months ended September 30, 2013:
Operating revenues from external customers	$5,948	$3,767	$—	$9,715
Gross profit	519	296	—	815
Depreciation, amortization and accretion expense	63	27	—	90
Operating income (loss)	147	87	(56)	178
Total expenditures for long-lived assets	115	22	—	137

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 13.	FAIR VALUE MEASUREMENTS
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

During the nine months ended September 30, 2014, there were no transfers between the fair value hierarchy levels.
We do not have any financial instruments measured at fair value on our balance sheets for any of the periods presented. Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash, accounts receivable, our credit facilities and trade payables. The fair value disclosure related to our debt is located in Note 6.
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
Nonrecurring Fair Value Measurements
As discussed in Note 3, we have written certain of our U.S. retail sites down to their fair value in the first nine months of both 2014 and 2013.
The fair value of the assets written down during the first nine months of 2014 was based on expected net sales proceeds derived from bids received on those assets. The anticipated sales proceeds were net of estimated selling costs including brokerage fees, commissions and environmental assessment costs. We consider these inputs to be Level 2.
The fair value of the assets written down during the first nine months of 2013 were derived using an income approach reflecting internally developed discounted cash flows that include, among other things, our expectations of future cash flows based on sales volumes, gross margins and operating expenses. We consider the inputs for this approach to be Level 3.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table displays valuation techniques for our nonfinancial assets measured at fair value on a nonrecurring basis as of September 30, 2014 and 2013 (in millions):

	Valuation Techniques	Fair Value	Net Book Value	Impairment
Level 2 assets as of September 30, 2014:
Property and equipment (assets held for sale)	Net sales proceeds	$1	$3	$2

Level 3 assets as of September 30, 2013:
Property and equipment	Income approach	$1	$3	$2
Note 14. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in working capital as follows (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Decrease (increase):
Receivables, net	$2	$(61)
Inventories	12	1
Prepaid expenses and other	(2)	(4)
Increase (decrease):
Accounts payable	10	1
Accounts payable to Valero	24	299
Accrued expenses	24	15
Taxes other than income taxes	(4)	(61)
Income taxes payable	30	7
Change in working capital	$96	$197
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

Interest and income tax payments were as follows (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Interest paid, in excess of amount capitalized	$22	$5
Income taxes paid	36	13

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Note 15. GUARANTOR SUBSIDIARIES
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

	September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$204	$223	$—	$427
Receivables, net	2	60	84	—	146
Inventories	—	130	72	—	202
Deferred income taxes	—	10	—	—	10
Prepaid expenses and other	—	9	6	—	15
Assets held for sale, net	—	39	—	—	39
Total current assets	2	452	385	—	839
Property and equipment, at cost	2	1,560	516	—	2,078
Accumulated depreciation	—	(510)	(172)	—	(682)
Property and equipment, net	2	1,050	344	—	1,396
Goodwill and intangible assets, net	—	21	22	—	43
Investment in subsidiaries	1,824	—	—	(1,824)	—
Deferred income taxes	—	—	83	—	83
Other assets, net	31	27	5	—	63
Total assets	$1,859	$1,550	$839	$(1,824)	$2,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$44	$1	$—	$—	$45
Accounts payable	—	63	44	—	107
Accounts (receivable) payable to Valero	(1)	164	114	—	277
Accrued expenses	12	39	18	—	69
Taxes other than income taxes	—	20	(8)	—	12
Income taxes payable	—	26	12	—	38
Asset retirement obligations related to assets held for sale	—	6	—	—	6
Dividends payable	5	—	—	—	5
Total current liabilities	60	319	180	—	559
Debt and capital lease obligations, less current portion	969	6	1	—	976
Deferred income taxes	—	79	—	—	79
Intercompany payables (receivables)	120	(121)	1	—	—
Asset retirement obligations	—	58	18	—	76
Other long-term liabilities	15	9	15	—	39
Total liabilities	1,164	350	215	—	1,729
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1
APIC	415	1,037	523	(1,560)	415
Retained earnings	179	163	101	(264)	179
AOCI	100	—	—	—	100
Total stockholders’ equity	695	1,200	624	(1,824)	695
Total liabilities and stockholders’ equity	$1,859	$1,550	$839	$(1,824)	$2,424

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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$1,990	$1,231	$—	$3,221
Cost of sales	—	1,753	1,128	—	2,881
Gross profit	—	237	103	—	340
Operating expenses:
Operating expenses	—	111	61	—	172
General and administrative expenses	2	24	5	—	31
Depreciation, amortization and accretion expense	—	22	9	—	31
Asset impairments	—	2	—	—	2
Total operating expenses	2	159	75	—	236
Operating (loss) income	(2)	78	28	—	104
Other income, net	—	1	1	—	2
Interest expense	(10)	—	—	—	(10)
Equity in earnings of subsidiaries	75	—	—	(75)	—
Income (loss) before income tax expense	63	79	29	(75)	96
Income tax expense	—	25	8	—	33
Net income (loss)	63	54	21	(75)	63
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(31)	—	—	—	(31)
Comprehensive income (loss)	$32	$54	$21	$(75)	$32

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$2,013	$1,303	$—	$3,316
Cost of sales	—	1,821	1,204	—	3,025
Gross profit	—	192	99	—	291
Operating expenses:
Operating expenses	—	108	61	—	169
General and administrative expenses	1	15	5	—	21
Depreciation, amortization and accretion expense	—	21	9	—	30
Asset impairments	—	2	—	—	2
Total operating expenses	1	146	75	—	222
Operating (loss) income	(1)	46	24	—	69
Other income, net	—	—	1	—	1
Interest expense	(10)	—	—	—	(10)
Equity in earnings of subsidiaries	53	—	—	(53)	—
Income (loss) before income tax expense	42	46	25	(53)	60
Income tax expense	—	13	5	—	18
Net income (loss)	42	33	20	(53)	42
Other comprehensive income, net of tax:
Foreign currency translation adjustment	11	—	—	—	11
Comprehensive income (loss)	$53	$33	$20	$(53)	$53

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$5,818	$3,665	$—	$9,483
Cost of sales	—	5,248	3,370	—	8,618
Gross profit	—	570	295	—	865
Operating expenses:
Operating expenses	—	323	179	—	502
General and administrative expenses	6	62	15	—	83
Depreciation, amortization and accretion expense	—	65	27	—	92
Asset impairments	—	2	—	—	2
Total operating expenses	6	452	221	—	679
Operating (loss) income	(6)	118	74	—	186
Other income, net	—	1	3	—	4
Interest expense	(30)	—	—	—	(30)
Equity in earnings of subsidiaries	142	—	—	(142)	—
Income (loss) before income tax expense	106	119	77	(142)	160
Income tax expense	—	33	21	—	54
Net income (loss)	106	86	56	(142)	106
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(33)	—	—	—	(33)
Comprehensive income (loss)	$73	$86	$56	$(142)	$73

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating revenues	$—	$5,948	$3,767	$—	$9,715
Cost of sales	—	5,429	3,471	—	8,900
Gross profit	—	519	296	—	815
Operating expenses:
Operating expenses	—	307	182	—	489
General and administrative expenses	2	42	12	—	56
Depreciation, amortization and accretion expense	—	63	27	—	90
Asset impairments	—	2	—	—	2
Total operating expenses	2	414	221	—	637
Operating (loss) income	(2)	105	75	—	178
Other income, net	—	—	3	—	3
Interest expense	(17)	—	—	—	(17)
Equity in earnings of subsidiaries	81	—	—	(81)	—
Income (loss) before income tax expense	62	105	78	(81)	164
Income tax expense	—	38	21	—	59
Net income (loss)	62	67	57	(81)	105
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21)	—	—	—	(21)
Comprehensive income (loss)	$41	$67	$57	$(81)	$84

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(28)	$208	$113	$—	$293
Cash flows from investing activities:
Capital expenditures	—	(164)	(28)	—	(192)
Acquisitions	(2)	—	(7)	—	(9)
Proceeds from dispositions of property and equipment	—	2	—	—	2
Other investing activities, net	—	(1)	2	—	1
Net cash used in investing activities	(2)	(163)	(33)	—	(198)
Cash flows from financing activities:
Payments of long-term debt	(25)	—	—	—	(25)
Debt issuance and credit facility origination costs	(2)	—	—	—	(2)
Payments of capital lease obligations	—	(1)	—	—	(1)
Dividends paid	(14)	—	—	—	(14)
Intercompany funding	71	(71)	—	—	—
Net cash provided by (used in) financing activities	30	(72)	—	—	(42)
Effect of foreign exchange rate changes on cash	—	—	(4)	—	(4)
Net (decrease) increase in cash	—	(27)	76	—	49
Cash at beginning of period	—	231	147	—	378
Cash at end of period	$—	$204	$223	$—	$427

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4)	$289	$125	$—	$410
Cash flows from investing activities:
Capital expenditures	—	(115)	(22)	—	(137)
Acquisitions	—	—	(6)	—	(6)
Proceeds from dispositions of property and equipment	—	—	1	—	1
Other investing activities, net	—	—	—	—	—
Net cash used in investing activities	—	(115)	(27)	—	(142)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	—	500
Payments of long-term debt	(6)	—	—	—	(6)
Debt issuance and credit facility origination costs	(19)	—	—	—	(19)
Payments of capital lease obligations	—	(1)	—	—	(1)
Net transfers (to) from Valero	(500)	73	49	—	(378)
Intercompany funding	29	(29)	—	—	—
Net cash provided by financing activities	4	43	49	—	96
Effect of foreign exchange rate changes on cash	—	—	(1)	—	(1)
Net increase in cash	—	217	146	—	363
Cash at beginning of year	—	44	17	—	61
Cash at end of period	$—	$261	$163	$—	$424

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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	competitive pressures from convenience stores and other non-traditional retailers located in our markets;

•	volatility and seasonality in crude oil, wholesale motor fuel costs and motor fuel sales;

•	increasing consumer preferences for alternative motor fuel and improvements in fuel efficiency;

•	seasonal trends in the retail industry;

•	severe or unfavorable weather conditions;

•	fluctuations in the exchange rate between the U.S. and Canadian currencies;

•	inability to build or acquire and successfully integrate new retail sites;

•	our ability to comply with federal, provincial and state regulations, including those related to environmental matters, the sale of alcohol and cigarettes, and employment laws and health benefits;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, labor strikes or otherwise;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer, environmental or other litigation;

•	significant increases in statutory minimum wage rates;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	wholesale cost increases of dairy, coffee or tobacco products;

•	future legislation or campaigns to discourage smoking;

•	dependence on Valero and other suppliers for motor fuel;

•	dependence on suppliers, including Valero, for credit terms;

•	dependence on senior management and the ability to attract qualified employees;

•	acts of war and terrorism;

•	political conditions in oil producing regions and global demand for oil;

•	dependence on our Information Technology (“IT”) systems and maintaining data security;

•	changes in accounting standards, policies or estimates;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•
the impact of the separation and distribution of Valero’s retail business (the “spin-off”) and risks relating to our ability to operate effectively as an independent, publicly traded company, including any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	our access and CrossAmerica’s access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	any failure to fully and/or timely achieve the expected benefits of the spin-off;

•	a determination by the IRS that the spin-off or certain related transactions should be treated as a taxable transaction;

•	our ability to successfully integrate acquired businesses;

•	our business strategy and operations and potential conflicts of interest with CrossAmerica;

•	our ability of to successfully integrate CrossAmerica’s operations and employees; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in Item 1A below and the section entitled “Risk Factors” included in our Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”), in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) is organized as follows:

•
Executive Overview—This section provides an overview of CST Brands Inc. (“CST,” “we,” “us,” “our”) including the spin-off of from Valero Energy Corporation (“Valero”), a description of our business, the basis of presentation with respect to the amounts presented, and other items affecting our business.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our two business segments, for the three and nine months ended September 30, 2014 and 2013, and an outlook for our two business segments.

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

•	Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Executive Overview
The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our consolidated and combined financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated and combined financial statements and accompanying notes to those financial statements in our Form 10-K. Our Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.
On April 4, 2013, Valero’s Board of Directors approved the spin-off, which was completed on May 1, 2013. We were formed solely in contemplation of the spin-off and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
On October 1, 2014, we purchased from Lehigh Gas Corporation 100% of all of the membership interests in CrossAmerica GP LLC (formerly Lehigh Gas GP LLC), the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), a limited partnership traded on the New York Stock Exchange (“NYSE”). In addition, we purchased all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the incentive distribution rights in CrossAmerica.
We are one of the largest independent retailers of motor fuel and convenience merchandise items in North America. Our operations include (i) the sale of motor fuel at convenience stores, dealer/agent sites and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers. Operating revenues from our heating oil business were under 5% of our consolidated and combined operating revenues for the three and nine months ended September 30, 2014 and 2013 and have been included within our Canada segment information.
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

•	a “cardlock,” which is an unattended, self-service fueling station that provides motor fuel to our fleet customers, such as trucking and other commercial customers.
We have two reportable segments:

•	U.S.—As of September 30, 2014, we had 1,046 convenience stores located in Arizona, Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Wyoming; and

•	Canada—As of September 30, 2014, we had 856 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes and specific country and local regulatory environments. Performance is evaluated based on a number of performance metrics, including sales per site per day, gross profit, operating income and earnings before interest, taxes, depreciation and amortization. There are no intersegment revenues.
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales
The cost of motor fuel is directly related to the cost of crude oil. A significant portion of our gross profit is derived from the sale of motor fuel. We typically experience lower motor fuel gross profits in periods when the cost of motor fuel increases, and higher motor fuel gross profits in periods when the cost of motor fuel declines or is more volatile. Therefore, changes in our motor fuel gross profit during the three and nine month periods ended September 30, 2014 and 2013 are directly related to the changes in crude oil and wholesale motor fuel prices over the same periods and are further discussed in “Results of Operations” below.
The following graph provides benchmark information for both crude oil and wholesale motor fuel prices during the twenty-one months ended September 30, 2014:
(a) Represents the average monthly spot price per barrel during the periods presented for West Texas Intermediate (“WTI”) and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional (“GCC”) gasoline and New York Harbor conventional gasoline (“NYHC”).

As discussed, we typically experience lower motor fuel gross profits in periods when the cost of motor fuel increases, and higher motor fuel gross profits in periods when the cost of motor fuel declines or is more volatile, as shown in the following table:

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
Network Optimization
In the first quarter of 2014, we conducted market reviews across our entire U.S. system and, as a result, identified certain company operated convenience stores that were candidates for sale. Convenience stores were identified based on several criteria including fuel volumes, inside sales and operating cash flows. These convenience stores are smaller and less profitable than the average convenience store in our network. In the second quarter of 2014, we engaged an outside consultant, NRC Realty & Capital Advisors, LLC, to market these convenience stores. Bids for these convenience stores were received and evaluated by management. We expect to close on the sale of 93 of these convenience stores within the next twelve months. As a result, we have classified these convenience stores as “Assets held for sale” on our consolidated balance sheet at September 30, 2014 and recorded a charge of $2 million to write down certain of these convenience stores to their expected net sales prices.
Asset Impairments
We have not recorded any material asset impairments during the first nine months of 2014 other than those related to the assets held for sale discussed above. However, during the second quarter of 2014, we identified certain convenience stores that experienced lower than expected operating results during the first half of the year. We continued to evaluate these convenience stores through October 2014 because our operations are seasonal and we generally experience our highest sales volumes and operating income during the driving season. Considering motor fuel gallons sold, motor fuel gross profit and gross profit inside the convenience store, among other factors, we concluded that the projected undiscounted cash flows exceeded the carrying value of the convenience stores under evaluation and therefore no impairment was recorded. We could be required to perform additional impairment analyses on these convenience stores in the future because cash flows from each convenience store vary from year to year due to changes in market demographics, traffic patterns and competition, among other factors, that impact the overall operations of the convenience store.
Negative trends in the factors noted above are an indicator of potential impairment. We monitor these factors at the convenience store level because discrete cash flow information is available by convenience store. As a result of this process, we identified and recorded $2 million of asset impairments during the third quarter of 2013 in our U.S. segment. As discussed above, the asset impairment recorded in the third quarter of 2014 related to the assets held for sale. See Note 2 of the condensed notes to consolidated and combined financial statements included elsewhere in this report for additional disclosures related to asset impairments.
Financial Results
For the three months ended September 30, 2014 and 2013, we reported net income of $63 million and $42 million, respectively, and diluted earnings per share of $0.83 and $0.56, respectively. We experienced an increase of $49 million in our consolidated gross profit during the third quarter of 2014, primarily due to an increase in the motor fuel gross profit in our U.S. segment. As disclosed in the graph above, declining wholesale motor fuel prices during the third quarter of 2014 positively impacted our U.S. motor fuel gross profit.
Also impacting our net income for the three months ended September 30, 2014 were increases in operating expenses and general and administrative expenses of $3 million and $10 million, respectively, when compared to the same periods in 2013. The increase in operating expenses was due to an increase in the number of company operated convenience stores during 2014 and an increase in health care costs in the U.S. The increase in general and administrative expenses was the result of new costs associated with being an independent, stand-alone, public company, including additional corporate personnel and associated benefits and stock-based compensation, as well as acquisition and litigation related expenditures.
Net income for the nine months ended September 30, 2014 and 2013 was $106 million and $105 million, respectively, and diluted earnings per share was $1.40 and $1.40, respectively. Year to date, our consolidated gross profit increased $50 million compared to the prior year. Our motor fuel gross profit in the U.S. improved $35 million for the reasons discussed above. Our merchandise gross profit in the U.S. improved $15 million, driven by positive same store sales trends and new to industry, or NTI, growth.
Also impacting our 2014 net income for the nine months ended September 30, 2014, were increases in general and administrative expenses, operating expenses and interest expense of $27 million, $13 million and $13 million, respectively, when compared to the same period in 2013. The increase in general and administrative expenses was the result of new costs associated with being an independent, stand-alone, public company, including additional corporate personnel and associated benefits, stock-based compensation and acquisition and litigation related expenditures. The increase in operating expenses was due to an increase in the number of company operated convenience stores during 2014 and an increase in health care costs in the U.S. The increase in interest expense was the result of the debt issued in connection with the spin-off.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$3,221	$3,316	$9,483	$9,715
Cost of sales	2,881	3,025	8,618	8,900
Gross profit	340	291	865	815
Operating expenses:
Operating expenses	172	169	502	489
General and administrative expenses	31	21	83	56
Depreciation, amortization and accretion expense	31	30	92	90
Asset impairments	2	2	2	2
Total operating expenses	236	222	679	637
Operating income	104	69	186	178
Other income, net	2	1	4	3
Interest expense	(10)	(10)	(30)	(17)
Income before income tax expense	96	60	160	164
Income tax expense	33	18	54	59
Net income	$63	$42	$106	$105

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Operating revenues declined $95 million, or 3%, while gross profit increased $49 million, or 17%, and operating income increased $35 million, or 51%.
Operating revenues
Significant items impacting the decline in operating revenues were:

•	A $23 million, or 1%, decrease in our U.S. segment operating revenues primarily attributable to:

◦
A decline in the retail price per gallon of motor fuel that we sold contributed $20 million of the decrease. This revenue decrease was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales.” The average daily spot price of Gulf Coast conventional gasoline (“GCC”) decreased to $2.65 per gallon in the third quarter of 2014, compared to $2.78 per gallon in the third quarter of 2013.

◦
A decrease in motor fuel sales volumes of 1%, which decreased motor fuel operating revenues by $15 million. The decrease in motor fuel gallons sold resulted largely from an overall decrease in motor fuel demand caused by industry trends of lower motor fuel consumption and competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

◦
Partially offsetting these declines was a $13 million increase in our merchandise revenues primarily as a result of the performance of our NTIs and the positive trend in same store sales from packaged beverage and perishable food sales.

•	A $72 million, or 6%, decrease in our Canada segment operating revenues primarily attributable to:

◦
A decline of $76 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during the third quarter of 2014, and equal to U.S. $0.96 during the third quarter of 2013, representing a decrease in value of 5%.

◦
Excluding the effects of foreign exchange rate changes, our operating revenues increased $4 million, primarily due to the effects of favorable fuel prices of $9 million, and favorable merchandise revenues of $5 million due to an average of 13 more retail sites, offset by negative fuel volumes of $13 million.

Cost of sales
Cost of sales declined $144 million, or 5%. Significant items impacting these results were:

•	A $69 million decline from the weakening of the Canadian dollar relative to the U.S. dollar.

•	Our cost of sales further declined as a result of the decrease in our wholesale cost of motor fuel as a result of the decrease in wholesale gasoline prices, as discussed above.

Operating expenses
Operating expenses increased by $3 million, or 2%, due primarily to an increase in the number of company operated convenience stores during 2014 and an increase in health care costs in the U.S. This increase was net of a $4 million decline due to changes in foreign exchange rates.
General and administrative expenses
General and administrative expenses increased $10 million, or 48%, as a result of higher actual expenses as a stand-alone, publicly traded company, including additional corporate personnel and associated benefits (including health care benefits), stock-based compensation, acquisition costs and legal related expenditures.

Income tax expense
Income tax expense increased $15 million primarily as a result of the increase in income before income tax expense. Our effective tax rate increased to 35% for the three months ended September 30, 2014 compared to an effective tax rate of 30% for the three months ended September 30, 2013. Our effective tax rate was lower in the three months ended September 30, 2013 as a result of a $1.1 million favorable Canadian adjustment.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Operating revenues declined $232 million, or 2%, while gross profit increased $50 million, or 6% and operating income increased $8 million, or 4%.
Operating revenues
Significant items impacting the decline in operating revenues were:

•	A $130 million, or 2%, decline in our U.S. segment operating revenues primarily attributable to:

◦
A decline in the retail price per gallon of motor fuel that we sold contributed $67 million of the revenue decline. This decline was attributable to the volatility of wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales.” The average daily spot price of GCC decreased to $2.70 per gallon in the first nine months of 2014, compared to $2.76 per gallon in the first nine months of 2013.

◦
A decline in motor fuel sales volumes of 29 million gallons, which decreased motor fuel operating revenues by $98 million. The decrease in motor fuel gallons sold resulted primarily from industry trends of lower motor fuel consumption, competition, unfavorable weather and a change from the marketing strategy we operated under prior to the spin-off. Under this previous strategy, we priced motor fuel with the overall objective of increasing motor fuel gallons sold with less emphasis on retail motor fuel gross margin, as more fully discussed in our Form 10-K. Also contributing to the decline in motor fuel gallons sold was an overall decrease in motor fuel demand caused by the volatility of motor fuel prices combined with competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

◦	Our merchandise revenues increased $34 million primarily as a result of the performance of our NTIs and the positive trend in same store sales.

•	A $102 million, or 3%, decline in our Canada segment operating revenues primarily attributable to:

◦
A decline of $249 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during the first nine months of 2014, and equal to U.S. $0.98 during the first nine months of 2013, representing a decrease in value of 6%.

◦	Excluding the effects of foreign exchange rate changes, our operating revenues increased $147 million. This increase was primarily attributable to:

▪
A $135 million increase in operating revenues as a result of an increase in our motor fuel retail price. The increase in our retail price of motor fuel was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales,” and an increase in provincial taxes in Québec. In terms of Canadian dollars, the average daily spot price of NYHC increased 5%.

▪	An increase in our home heating oil revenues of $10 million due to higher volume primarily attributable to colder weather. Home heating oil revenues also increased $28 million due to price.

▪
Partially offsetting these increases was a decline of $34 million attributable to an 8 million gallon decrease in the volume of motor fuel we sold as a result of colder weather and competitive factors in our markets, primarily Québec.

Cost of sales
Cost of sales declined $282 million, or 3%. Significant items impacting these results were:

•	A $229 million decline from the weakening of the Canadian dollar relative to the U.S. dollar.

•	A 37 million gallon decrease in motor fuel gallons sold for the reasons discussed above.

Operating expenses
Operating expenses increased by $13 million, or 3%, due to an increase in the number of company operated convenience stores during 2014 and an increase in health care costs in the U.S. This increase was net of a $12 million decline due to changes in foreign exchange rates.
General and administrative expenses
General and administrative expenses increased $27 million, or 48%, as a result of higher actual expenses as a stand-alone, publicly traded company, including additional corporate personnel and associated benefits (including health care benefits), stock-based compensation, acquisition costs and legal related expenditures.

Interest expense
Interest expense increased $13 million as a result of our debt issued in connection with the spin-off.

Income tax expense
Income tax expense decreased $5 million primarily as a result of the decrease in our effective income tax rate. Our effective income tax rate decreased to 34% for the nine months ended September 30, 2014 compared to an effective income tax rate of 36% for the nine months ended September 30, 2013. Our effective tax rate for 2013 was negatively impacted by $7 million in deferred tax expense resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the spin-off.

Segment Results
U.S.
The following tables highlight the results of operations and certain operating metrics of our U.S. segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues:
Motor fuel	$1,622	$1,658	$4,774	$4,938
Merchandise	355	342	1,001	967
Other	13	13	43	43
Total operating revenues	$1,990	$2,013	$5,818	$5,948
Gross profit:
Motor fuel	$117	$77	$226	$191
Merchandise	107	102	302	287
Other	13	13	42	41
Total gross profit	237	192	570	519
Operating expenses	111	108	323	307
Depreciation, amortization and accretion expense	22	21	65	63
Asset impairments	2	2	2	2
Operating income	$102	$61	$180	$147

Company operated retail sites at end of period	1,046	1,041	1,046	1,041

Average company operated retail sites during the period	1,045	1,037	1,042	1,034

Total system operating statistics:
Motor fuel sales (gallons per site per day)	4,921	5,003	4,903	5,045
Motor fuel sales (per site per day)	$16,865	$17,364	$16,777	$17,492

Motor fuel gross profit per gallon:
Motor fuel gross profit, before credit card fees	$0.288	$0.203	$0.204	$0.175
Credit card fees	(0.042)	(0.042)	(0.042)	(0.041)
Motor fuel gross profit, net	$0.246	$0.161	$0.162	$0.134

Merchandise sales (per site per day)	$3,686	$3,584	$3,516	$3,424

Merchandise gross profit, net (percentage of merchandise revenues):
Merchandise gross profit, before credit card fees	31.0%	30.6%	31.0%	30.5%
Credit card fees effect on profit	(0.8)	(0.8)	(0.8)	(0.8)
Merchandise gross profit, net	30.2%	29.8%	30.2%	29.7%

U.S. (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Company Operated Retail Sites:
Beginning of period	1,044	1,034	1,036	1,032
NTIs	5	8	15	13
Acquisitions	—	—	—	—
Closed	(3)	(1)	(5)	(4)
End of period	1,046	1,041	1,046	1,041

Average company operated retail sites during the period	1,045	1,037	1,042	1,034

Same Store Information(a):
Company operated retail sites	1,018	1,018	1,006	1,006
Motor fuel sales (gallons per site per day)	4,812	5,033	4,800	5,070
Merchandise sales (per site per day)	$3,620	$3,597	$3,442	$3,427
Merchandise gross profit percent, net	30.0%	29.7%	30.0%	29.6%
Merchandise sales, ex. cigarettes (per site per day)	$2,574	$2,506	$2,427	$2,362
Merchandise gross profit percent, net ex. cigarettes	35.5%	35.8%	35.6%	35.8%
Merchandise gross profit dollars	$102	$100	$284	$279
Other services operating revenues(b)	$13	$13	$40	$41

NTI Information(c):
Company operated retail sites at end of period	63	46	63	46
Company operated retail sites (average)	60	42	56	37
Motor fuel sales (gallons per site per day)	9,547	9,758	9,369	9,965
Merchandise sales (per site per day)	$7,066	$6,945	$6,660	$6,701
Merchandise gross profit percent, net	32.5%	33.1%	32.8%	32.8%
Merchandise sales, ex. cigarettes (per site per day)	$5,678	$5,509	$5,335	$5,272
Merchandise gross profit percent, net ex. cigarettes	36.6%	37.7%	36.9%	37.4%

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

(c)
New to industry convenience stores (“NTIs”) consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. As of September 30, 2014, approximately 57% of the total NTIs were opened in the last two years and are considered to be in the development period.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Operating revenues declined $23 million, or 1%, while gross profit increased $45 million, or 23%. Operating income increased $41 million, or 67%, due to the increase in gross profit, partially offset by an increase in operating expenses of $3 million, or 3%.
These results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $20 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales.” The average daily spot price of GCC decreased to $2.65 per gallon in the third quarter of 2014, compared to $2.78 per gallon in the third quarter of 2013.

•
A decrease in motor fuel gallons sold of 1%, which decreased motor fuel operating revenues by $15 million. The decrease in motor fuel gallons sold resulted from an overall decrease in motor fuel demand caused by industry trends of lower motor fuel consumption and competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

•	Our merchandise revenues increased $13 million primarily as a result of the performance of our NTIs and the positive trend in same store sales from packaged beverage and perishable food sales.
Gross profit

•
An increase in motor fuel gross profit of $40 million due to an $0.085 increase in our motor fuel gross profit per gallon. The increase in CPG was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales.” The falling price of wholesale motor fuel during the third quarter of 2014 allowed us to expand our CPG.

•
An increase of $5 million in our merchandise gross profit primarily from an increase in the average number of company operated convenience stores during 2014 as well as an increase in our merchandise gross profit percentage during 2014. The growth in our merchandise gross profit percentage was driven by the contribution of higher profit merchandise items sold at our NTIs and the positive trend in same store sales.

Operating expenses

•	Operating expenses increased $3 million, or 3%, primarily as a result of increased payroll and benefit expenses resulting from both NTIs and an increase in health care costs.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Operating revenues declined $130 million, or 2%, while gross profit increased $51 million, or 10%. Operating income increased $33 million, or 22%, due to the increase in gross profit, partially offset by an increase in operating expenses of $16 million, or 5%.
These results were driven by:
Operating revenues

•
A decline in the retail price per gallon of motor fuel that we sold contributed $67 million of the decline to our motor fuel operating revenues, which was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales.” The average daily spot price of GCC decreased to $2.70 per gallon in the first nine months of 2014, compared to $2.76 per gallon in the first nine months of 2013.

•
A decline in motor fuel sales volumes of 29 million gallons, which decreased motor fuel operating revenues by $98 million. The decrease in motor fuel gallons sold resulted primarily from industry trends of lower motor fuel consumption, competition, unfavorable weather and a change from the marketing strategy we operated under prior to the spin-off. Under this previous strategy, we priced motor fuel with the overall objective of increasing motor fuel gallons sold with less emphasis on retail motor fuel gross margin, as more fully discussed in our Form 10-K. Also contributing to the decline in motor fuel gallons sold was an overall decrease in motor fuel demand caused by rising fuel prices combined with competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

•	Our merchandise revenues increased $34 million primarily as a result of the performance of our NTIs and the positive trend in same store sales.
Gross profit

•	An increase in our motor fuel gross profit of $35 million primarily due to an increase in our CPG for the reasons discussed above.

•
An increase of $15 million in our merchandise gross profit primarily from an increase in the average number of company operated convenience stores during 2014 as well as an increase in our merchandise gross profit percentage during 2014. The growth in our merchandise gross profit percentage was driven by the contribution of higher profit merchandise items sold at our NTIs and the positive trend in same store sales.

Operating expenses

•	Operating expenses increased $16 million, or 5%, primarily as a result of increased payroll and benefit expenses resulting from both NTIs and an increase in health care costs.

Canada
The following tables highlight the results of operations and certain operating metrics of our Canada segment. The narrative following these tables provides an analysis of the results of operations of that segment (which are expressed millions of U.S. dollars except for the number of retail sites, per site per day and per gallon amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues:
Motor fuel	$1,067	$1,140	$3,093	$3,202
Merchandise	72	71	191	197
Other	92	92	381	368
Total operating revenues	$1,231	$1,303	$3,665	$3,767
Gross profit:
Motor fuel	$69	$64	$180	$179
Merchandise	19	20	52	55
Other	15	15	63	62
Total gross profit	103	99	295	296
Operating expenses	61	61	179	182
Depreciation, amortization and accretion expense	9	9	27	27
Operating income	$33	$29	$89	$87

Retail sites (end of period):
Company operated	282	268	282	268
Dealers / Agents (fuel only)	501	495	501	495
Cardlock (fuel only)	73	77	73	77
Total retail sites (end of period)	856	840	856	840

Average retail sites during the period:
Company operated	281	267	277	265
Dealers / Agents (fuel only)	500	497	499	501
Cardlock (fuel only)	73	77	74	79
Average retail sites during the period	854	841	850	845

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,370	3,465	3,244	3,292
Motor fuel sales (per site per day)	$13,569	$14,748	$13,330	$13,899

Motor fuel gross profit per gallon:
Motor fuel gross profit, before credit card fees	$0.283	$0.265	$0.262	$0.260
Credit card fees	(0.023)	(0.025)	(0.023)	(0.023)
Motor fuel gross profit, net	$0.260	$0.240	$0.239	$0.237

Company operated retail site statistics:
Merchandise sales (per site per day)	$2,767	$2,890	$2,518	$2,725

Merchandise gross profit, net (percentage of merchandise revenues):
Merchandise gross profit, before credit card fees	27.4%	28.9%	28.3%	28.6%
Credit card fees effect on profit	(0.8)	(0.7)	(0.8)	(0.7)
Merchandise gross profit, net	26.6%	28.2%	27.5%	27.9%

Canada (continued)

	Company Operated(b)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Retail Sites:
Beginning of period	279	265	272	261
NTIs	2	2	3	2
Acquisitions	—	—	4	1
Conversions, net(a)	1	1	3	4
Closed	—	—	—	—
End of period	282	268	282	268

Average company operated retail sites during the period	281	267	277	265

Average foreign exchange rate for $1 CAD to USD	0.91065	0.96078	0.91497	0.97630

Same Store Information ($ amounts in CAD)(c),(d):
Company operated retail sites	262	262	256	256
Motor fuel sales (gallons per site per day)	3,540	3,636	3,430	3,533
Merchandise sales (per site per day)	$3,054	$2,989	$2,775	$2,813
Merchandise gross profit percent, net	26.6%	28.2%	27.6%	27.9%
Merchandise sales, ex. cigarettes (per site per day)	$1,543	$1,548	$1,396	$1,425
Merchandise gross profit percent, net ex. cigarettes	36.2%	37.0%	36.8%	37.1%
Merchandise gross profit dollars	$20	$20	$54	$55
Other services operating revenues(e)	$4	$4	$12	$11

NTI Information ($ amounts in CAD)(c),(f):
Company operated retail sites at end of period	26	18	26	18
Company operated retail sites (average)	25	17	24	16
Motor fuel sales (gallons per site per day)	5,353	5,715	5,210	5,601
Merchandise sales (per site per day)	$3,465	$3,447	$3,121	$3,231
Merchandise gross profit percent, net	27.6%	29.6%	28.4%	29.3%
Merchandise sales, ex. cigarettes (per site per day)	$1,889	$1,882	$1,708	$1,734
Merchandise gross profit percent, net ex. cigarettes	36.1%	39.4%	36.5%	39.0%

Canada (continued)

	Dealers/Agents(b)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Retail Sites:
Beginning of period	498	498	499	507
New dealers	5	2	9	5
Conversions, net(a)	(1)	(1)	(3)	(4)
Closed or de-branded	(1)	(4)	(4)	(13)
End of period	501	495	501	495

Average dealer/agent retail sites during the period	500	497	499	501

Same Store Information(d):
Retail sites	467	467	459	459
Motor fuel sales (gallons per site per day)	2,876	3,037	2,682	2,790

(a)
Conversions represent stores that have changed their classification from dealers/agents to company owned and operated or vice versa. Changes in classification result when we either take over the operations of dealers/agents or convert an existing company owned and operated store to dealers/agents.

(b)	Company operated retail sites sell motor fuel and merchandise. We only sell motor fuel at dealers/agents.

(c)	All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock operations.

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

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings. NTIs exclude dealers/agents. As of September 30, 2014, approximately 50% of the total NTIs were opened in the last two years and are considered to be in the development period.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Operating revenues declined $72 million, or 6%, while gross profit increased $4 million, or 4%, which was the primary reason for the operating income increase of $4 million, or 14%.
Significant items impacting these results included:
Operating revenues

•
A decline of $76 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during the third quarter of 2014, and equal to U.S. $0.96 during the third quarter of 2013, representing a decrease in value of 5%.

•
Excluding the effects of foreign exchange rate changes, our operating revenues increased $4 million, primarily due to the effects of favorable fuel prices of $9 million, and favorable merchandise revenues of $5 million due to an average of 13 more retail sites, offset by negative fuel volumes of $13 million.

Gross profit

•	The decrease in the value of the Canadian dollar resulted in a $7 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $9 million while our merchandise gross profit increased $1 million. The increase in our motor fuel gross profit was attributable to a $0.04 increase in CPG, excluding the effects of foreign exchange. The increase in CPG was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales.”

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Operating revenues declined $102 million, or 3%, gross profit declined $1 million, or less than 1%, and operating income increased $2 million, or 2%.
Significant items impacting these results included:
Operating revenues

•
A decline of $249 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during the first nine months of 2014, and equal to U.S. $0.98 during the first nine months of 2013, representing a decrease in value of 6%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues increased $147 million. This increase was primarily attributable to:

◦
A $135 million increase in operating revenues primarily attributable to an increase in the retail price of our motor fuel. The increase in our retail price of motor fuel was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues and Cost of Sales,” and an increase in provincial excise taxes on fuel in Québec. In terms of Canadian dollars, the average daily spot price of NYHC increased 5%.

◦
An increase in our home heating oil revenues of $10 million due to higher volume, which in turn was primarily attributable to colder weather. Home heating oil revenues also increased $28 million due to price.

◦	An increase in merchandise revenues of $7 million, primarily due to our NTIs, as our average company operated store count increased by 12 stores over the same period of 2013.

◦
Partially offsetting these increases was a decline of $34 million attributable to an 8 million gallon decrease in the volume of motor fuel we sold as a result of colder weather and competitive factors in our markets, primarily Québec, such as discount retailers that priced their motor fuel to gain or retain market share.

Gross profit

•	The decrease in the value of the Canadian dollar resulted in a $20 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $12 million while our merchandise gross profit was flat. The increase in our motor fuel gross profit was attributable to a slight CPG increase.

Outlook
U.S.
The upward trend in crude oil prices experienced through the first half of the year reversed during the third quarter driven by unfavorable macroeconomic conditions that weakened the outlook on global crude oil demand and growing U.S. crude oil production. As a result of the falling price of crude oil, we experienced strong motor fuel gross profit during the third quarter. We expect crude oil prices to remain volatile as we enter the winter months when our sales volumes and operating income are historically at their lowest levels of our fiscal year. We continue to operate in a very competitive environment with intense competition, including from our peers, high volume retailers and cross promotional programs entered into between grocers and convenience stores. We believe that our experience and our focus on maximizing gross profit allow us to compete effectively in this competitive environment. Our scale, distribution capabilities, private label penetration, and team members position us to offer a delightful, convenient shopping occasion favored by today’s consumer. Our systems and processes enable us to vary the merchandise offering and retail prices by location in order to better serve our local customers. We will continue our aggressive NTI growth strategy and expect to complete 28 stores in 2014. We believe our investment in CrossAmerica will complement our NTI growth strategy because it provides us access to the master limited partnership capital markets to fuel growth through acquisitions. We also believe the investment provides us with infrastructure for the development and maintenance of a wholesale fuel supply business, new store growth, increases the geographic and brand diversity of our current portfolio and provides a return of cash through IDR and common unit distributions.
Canada
Like our U.S. segment, the Canada segment continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have continued to add motor fuel offerings and have expanded into new territories, however, at a slower pace than previous years. Cross promotional programs also are a competitive challenge as certain grocery chains, for instance, have begun offering cross-promotional programs with well established retail fuel and convenience store operators. In response, we have launched such a program in Québec with a major grocery store chain in certain of our retail sites. While currently representing a limited amount of our motor fuel supply, we are expanding our fuel offering into a wider portfolio of brands, which allows us to gain insight into expanded marketing tools that impact consumer behavior, such as loyalty programs. Similar to the U.S., we believe there is an opportunity to better serve consumers by increasing our offerings to include more grocery items and/or an expanded food service offering specific to each of our markets. Our results were negatively impacted by the unfavorable reduction in the value of the Canadian dollar relative to the U.S. dollar versus the corresponding periods. Due to the differential between exchange rates currently in effect and those in effect at the same time last year, we believe the results will likely continue to be negatively impacted by exchange rates in the near term.

Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2014 was $293 million compared to net cash provided by operating activities of $410 million for the nine months ended September 30, 2013. The cash provided by operating activities during 2013 was positively impacted by $299 million due to the change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 14 of the condensed notes to the consolidated and combined financial statements included elsewhere in this report.
Net cash used in investing activities for the nine months ended September 30, 2014 was $198 million, compared to net cash used in investing activities of $142 million for the nine months ended September 30, 2013. The increase in net cash used in investing activities during 2014 was primarily related to an increase in NTI construction and the $43 million purchase of an existing distribution warehouse and adjoining offices, as described further under the heading “Capital Requirements” below.
Net cash used in financing activities for the nine months ended September 30, 2014 was $42 million, related to the payment of long-term debt and dividends, compared to net cash provided by financing activities of $96 million for the nine months ended September 30, 2013. Cash provided by financing activities in 2013 related to the issuance of long-term debt, net against cash transferred to Valero. During the first nine months of 2013, we transferred $378 million of net cash to Valero, primarily from proceeds of our new term loan facility, which were not retained by us, offset by the net cash activity between us and Valero prior to the spin-off.
Non–GAAP Measures
Adjusted EBITDA is a non-U.S. GAAP financial measure that represents net income before income taxes, interest expense, asset impairments and depreciation, amortization and accretion expense. EBITDAR is a non-U.S. GAAP financial measure that further adjusts Adjusted EBITDA by excluding minimum rent expense. We believe that Adjusted EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities; and (c) the financial covenants in our debt agreements use Adjusted EBITDA and EBITDAR in calculating our total lease adjusted leverage ratio and fixed charge coverage ratio. Adjusted EBITDA and EBITDAR are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP.
The following table presents a reconciliation of net income to Adjusted EBITDA and EBITDAR (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$63	$42	$106	$105
Interest expense	10	10	30	17
Income tax expense	33	18	54	59
Depreciation, amortization and accretion	31	30	92	90
Asset impairments	2	2	2	2
Adjusted EBITDA	139	102	284	273
Minimum rent expense	8	7	22	20
EBITDAR	$147	$109	$306	$293

Debt
As of September 30, 2014, our debt consisted of the following (in millions):

5.00% senior notes due 2023	$550
Term loan due 2019 (interest rate of 2.16% at September 30, 2014)	463
Total debt outstanding	1,013
Less current portion	44
Debt, less current portion	$969
In connection with the GP Purchase and the IDR Purchase, we entered into the Second Amendment to the Credit Agreement and Amendment to the Guarantee and Collateral Agreement, dated as of September 30, 2014 (the “Amendment”). We capitalized $2 million in bank fees in the third quarter of 2014 as a result of the Amendment. The Amendment became effective concurrently with the closing of the GP Purchase and the IDR Purchase on October 1, 2014.
We also have an undrawn revolving credit facility with an aggregate principal amount of up to $300 million. As of September 30, 2014, approximately $297 million was available for future borrowings. The Amendment contains financial covenants consisting of (a) a maximum total lease adjusted leverage ratio set at not greater than 3.75 to 1.00, and (b) a minimum fixed charge coverage ratio set at not less than 1.30 to 1.00. As of September 30, 2014, our lease adjusted leverage ratio and fixed charge coverage ratio were 2.64 to 1.00 and 2.74 to 1.00, respectively.
As of September 30, 2014, we also had capital lease obligations of $8 million of which $1 million are current obligations.
See Note 6 of the condensed notes to the consolidated and combined financial statements included elsewhere in this report for additional disclosures of our indebtedness.
Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve and renovate our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In 2014, our capital expenditures also include amounts related to the purchase and improvement of an existing distribution warehouse and adjoining offices. We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facility to continue to operate and grow our business for the next twelve months.
During 2014, we expect to continue to expand and upgrade our portfolio of retail sites. We expect to build 28 NTIs in the U.S., primarily focused in key markets in Texas. In Canada, we expect to complete 10 NTIs, focused in the Greater Toronto, Ottawa and Montreal areas. During the first nine months of 2014, we completed 15 NTIs in the U.S. and three NTIs in Canada.

The following table outlines our capital expenditures and acquisitions by segment for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended
	September 30,
	2014	2013
U.S.
NTI	$87	$68
Sustaining capital	77	47
	$164	$115
Canada
NTI	$12	$7
Sustaining capital	16	15
Acquisitions	7	6
	35	28
Corporate
Acquisitions	$2	$—
Total capital expenditures and acquisitions	$201	$143
On July 31, 2014, we closed on the purchase of an existing distribution warehouse with adjoining office facilities located in San Antonio, Texas for $43 million. The purchase was funded by available cash on hand. These facilities will allow us to consolidate our current San Antonio regional distribution center (“RDC”) with future corporate service center office space. We began to transition our RDC operations from our currently leased warehouse in Schertz, Texas to these facilities in the third quarter and expect to complete the RDC move in the first quarter of 2015.
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

Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of September 30, 2014, $223 million of cash was held in Canada. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Dividends
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2013	December 31, 2013	January 15, 2014	$0.0625	$4.7
March 31, 2014	March 31, 2014	April 15, 2014	0.0625	4.7
June 30, 2014	June 30, 2014	July 15, 2014	0.0625	4.7
September 30, 2014	September 30, 2014	October 15, 2014	0.0625	4.7
We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
Completion of Purchase of the General Partner and Incentive Distribution Rights in Lehigh Gas Partners LP
As discussed in Note 1 to the condensed notes to consolidated and combined financial statements, we completed the GP Purchase and the IDR purchase October 1, 2014. The aggregate consideration paid for the GP Purchase and the IDR Purchase was $17 million in cash and 2.04 million shares of CST common stock. After the GP Purchase, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP, and on October 6th CrossAmerica’s common units began trading under the symbol “CAPL” on the NYSE.
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
New Accounting Policies
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results. The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted ASU 2014-08 in 2014, and this adoption impacted the accounting treatment and disclosures related to stores we have been marketing for sale. We determined that certain of these stores met the criteria under ASU 2014-08 to be classified as held for sale, and in accordance with the guidance of ASU 2014-08, property and equipment, net and asset retirement obligations related to these stores have been presented separately on the balance sheet at September 30, 2014. See additional disclosure regarding these stores in Note 2.
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
As discussed in Note 1 of the condensed notes to the consolidated and combined financial statements included elsewhere in this report, certain new financial accounting pronouncements have become effective for our financial statements. With the exception of ASU 2014-08, discussed above, the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2014, the term loan had an outstanding balance of $463 million, and we had not borrowed under the revolving credit facility. As of September 30, 2014, the borrowing rate on the term loan and revolving credit facility was 2.16% (effective 30 day LIBOR rate plus a spread of 2.00%).
The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2014 would be to change interest expense by approximately $5 million. At this time we have not entered into any interest rate swaps or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the exchange rate between the Canadian and U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. As of September 30, 2014, $223 million of cash was held in Canada.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
CST is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, CST records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, CST discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on CST’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

UST Fund Reimbursement Litigation

Colorado. On October 30, 2013, the State of Colorado filed a lawsuit against Valero and CST and several of their subsidiaries and affiliates claiming that, prior to the spin-off, Valero and its former retail subsidiaries filed claims with and recovered funds from Colorado’s Underground Storage Tank (“UST”) Fund and failed to disclose the existence of and/or recoveries from insurance policies, which are alleged to provide coverage for the same remediation activities. The case is subject to the accelerated “CAPP” rules of procedure in Colorado and a trial date is set for March 30, 2015. During the first quarter of 2014, the plaintiffs filed an amended complaint seeking forfeiture of amounts paid by the UST Fund or payment of amounts recovered from insurers for these sites, which they alleged to be in excess of $15 million. While Valero has and continues to maintain control over the historical insurance policies at issue, we are unaware of any insurance claims that were made, or proceeds received, for costs associated with UST remediation at sites in Colorado, other than a settlement in 2002, which was reported to the State. The State agreed to accept a portion of the proceeds from that settlement apportioned to retail sites in Colorado and to release all claims for the sites potentially involved in those insurance recovery actions. We believe that there is no factual basis for the State’s claims and that there are numerous legal defenses to these claims. Both Valero and CST have made demands on the other under the terms of the Separation and Distribution Agreement, which CST and Valero have agreed to resolve after the underlying matters is resolved if necessary. We are working jointly and intend to vigorously defend this litigation. CST believes that the claims advanced by the state are also covered by insurance and have made demands on insurers for defense of this litigation as well the defense of the litigation in Louisiana.
Louisiana. A lawsuit was filed on behalf of the State of Louisiana in the first quarter of 2014 in Louisiana state court against Valero and CST and several of their subsidiaries and affiliates making claims for pre-spin-off claims and recoveries by Valero and its former retail subsidiaries from Louisiana’s UST Fund. This case is in the very initial stages of litigation. Although the claims are similar to those alleged in the Colorado case previously discussed, this litigation involves only sites in Louisiana. We do not believe that these claims have any factual basis, and we believe that we have numerous legal defenses to these claims. Valero and CST are working jointly and we intend to vigorously defend this litigation.
Pennsylvania. A lawsuit was filed on behalf of the State of Pennsylvania in Pennsylvania state court against numerous fuel retailers, including Valero and CST and several of their subsidiaries and affiliates for pre-spin-off claims and recoveries by Valero and its former retail subsidiaries against the Pennsylvania UST Fund. CST’s business never operated sites in Pennsylvania and we do not believe that we are a proper party to this litigation. The state voluntarily dismissed this litigation without prejudice and it is uncertain whether CST will be named as a party to any future litigation the state may choose to pursue.
Item 1A. RISK FACTORS
Our risk factors are disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2013. The GP Purchase and IDR Purchase created additional material risk factors disclosed below.
We act as the general partner of a publicly traded limited partnership, CrossAmerica Partners LP, which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries acts as the general partner of CrossAmerica Partners LP, a publicly traded limited partnership. Our control of the general partner of CrossAmerica may increase the possibility of claims of fiduciary duties including claims of conflict of interest related to CrossAmerica. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
A reduction in CrossAmerica’s distributions will disproportionately affect the amount of cash distributions to which we are entitled.
Our ownership of the IDRs in CrossAmerica entitles us to receive specified percentages of the amount of cash distributions made by CrossAmerica to its limited partners only in the event that CrossAmerica distributes more than $0.5031 per unit for such quarter. CrossAmerica’s quarterly distribution for the third quarter of 2014 was $0.5225 per common unit. If CrossAmerica were to reduce its quarterly distribution to a level at or below $0.5031 per unit, our IDRs would not receive any distributions.
Our IDRs entitle us to receive increasing percentages, up to 50%, of all cash distributed by CrossAmerica. Because CrossAmerica’s distribution rate is currently above the first target cash distribution level on the IDRs, our marginal percentage in CrossAmerica’s distributions is at 15%. There is no guarantee that CrossAmerica’s financial performance will allow it to increase its quarterly distributions beyond the thresholds required to achieve higher marginal percentages of distributions to our IDRs. Further, any reduction in quarterly cash distributions from CrossAmerica would have the effect of disproportionately reducing the distributions that we receive from CrossAmerica based on our IDRs as compared to the other limited partners in CrossAmerica.
If CrossAmerica’s unitholders remove the general partner, we would lose our general partner interest in CrossAmerica and the ability to manage CrossAmerica.
We currently manage CrossAmerica through our ownership interest in the general partner. CrossAmerica’s partnership agreement, however, gives unitholders of CrossAmerica the right to remove the general partner upon the affirmative vote of holders of 66⅔% of CrossAmerica’s outstanding units. If the general partner were removed as general partner of CrossAmerica, it loses its ability to manage CrossAmerica.

Restrictions in CrossAmerica’s credit facility could limit its ability to make distributions to us.
CrossAmerica’s credit agreement contains covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions. The credit agreement also contains covenants requiring CrossAmerica to maintain certain financial ratios. CrossAmerica is prohibited from making any distribution to unitholders if such distribution would cause an event of default or otherwise violate a covenant under the CrossAmerica credit agreement, which in turn will prohibit CrossAmerica form making distributions on our IDRs.
The duties of our officers and directors may conflict with those owed to CrossAmerica.
Certain of our officers and members of our board of directors are officers and/or directors of the general partner of CrossAmerica and, as a result, have separate duties that govern their management of CrossAmerica’s business. These officers and directors may encounter situations in which their obligations to us, on the one hand, and CrossAmerica, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our stockholders.
We may not be able to execute our drop down strategy and realize the expected benefits of our acquisition of the general partner of CrossAmerica.
CrossAmerica’s financial condition or liquidity may deteriorate or its access to capital markets may be limited and as a result, CrossAmerica may not be able to purchase assets we intend to offer to CrossAmerica. Therefore, we may not be able to execute our long-term strategic plan of asset sales from us to CrossAmerica, which we expect to result in increased distributions to CrossAmerica’s unitholders and higher IDR distributions to us. In addition, we may not receive the anticipated proceeds from such drop-down asset sales to CrossAmerica and as a result, we may not be able to pursue our internal growth strategy.
The value of our ownership interests in CrossAmerica depends on its status as a partnership for U.S. federal income tax purposes, which could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis. Additionally, CrossAmerica’s cash available for distribution could decrease if it becomes subject to a material amount of entity-level taxation by individual states.
The value of our investment in CrossAmerica depends largely on CrossAmerica being treated as a partnership for U.S. federal income tax purposes. The present federal income tax treatment of publicly traded partnerships, including CrossAmerica, or our investment in CrossAmerica, may be modified by administrative rules, legislative actions or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such relatively recent legislative proposal would have eliminated the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any legislation will ultimately be enacted. However, it is possible that a change in law could affect us or CrossAmerica and may, if enacted, be applied retroactively.
In addition, despite the fact that CrossAmerica is organized as a limited partnership under Delaware law, a publicly traded partnership such as CrossAmerica will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities are “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and wholesale marketing of natural resources and natural resource products, the leasing of real estate to unrelated tenants or other passive types of income such as interest and dividends. Although we do not believe, based upon its current operations, that CrossAmerica will be so treated, a change in its business (or a change in current law) could cause it to be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity.
Any change in law or interpretation thereof, or the failure by CrossAmerica to have enough “qualifying income,” that causes CrossAmerica to be treated as a corporation for U.S. federal income tax purposes, or otherwise subject to taxation as an entity, would likely materially and adversely impact the value of our investment in CrossAmerica.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds
As disclosed under the heading “—Liquidity and Capital Resources—Completion of Purchase of the General Partner and Incentive Distribution Rights of Lehigh Gas Partners LP” above, we issued 2,044,490 shares of CST common stock in connection with the transaction. This issuance of shares was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On August 5, 2014 we publicly announced that our Board of Directors authorized a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. We have not purchased any shares under this plan as of the date of this filing.

Item 6. EXHIBITS

Exhibit No.	Description
4.1
Registration Rights Agreement dated as of October 1, 2014 by and among CST Brands, Inc., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

10.1*	GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and CST Brands, Inc.
10.2*
IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and CST Brands, Inc.

10.3	Form of Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)
10.5
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.6
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.7
Second Amendment to Credit Agreement and Amendment to Guarantee and Collateral Agreement, dated as of September 30, 2014, by and among CST Brands, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and certain subsidiaries of CST Brands, Inc., as subsidiary guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

/s/ Clayton E. Killinger
By:	Clayton E. Killinger
Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)
Date: November 12, 2014