Form 10-K
period 2014-12-31
CST Brands, Inc.
filed 2015-02-27
CIK 1562039

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $2.6 billion based on the last sales price quoted as of June 30, 2014 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 24, 2015, 77,138,003 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for June 4, 2015, at which directors will be elected. Portions of the 2015 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this annual report. This annual report includes forward-looking statements, including in the sections entitled “Business, Risk Factors and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	volatility and seasonality in crude oil, wholesale motor fuel costs and motor fuel sales;

•	political conditions in oil producing regions and global demand for oil;

•	competitive pressures from convenience stores and other non-traditional retailers located in our markets;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, labor strikes or otherwise;

•	increasing consumer preference for alternative motor fuel and improvements in fuel efficiency;

•	future legislation or campaigns to discourage smoking;

•
our ability to comply with federal, provincial and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits;

•	significant increases in statutory minimum wage;

•	severe or unfavorable weather conditions;

•	dependence on senior management and the ability to attract qualified employees;

•	inability to build or acquire and successfully integrate new retail sites;

•	fluctuations in the exchange rate between the United States (“U.S.”) and Canadian currencies;

•	dependence on Valero and other suppliers for motor fuel;

•	dependence on suppliers, including Valero, for credit terms;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer, environmental or other litigation;

•	dependence on our IT systems and maintaining data security;

•	acts or war and terrorism;

•	our and CrossAmerica’s access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•	our business strategy and operations and potential conflicts of interest with CrossAmerica;

•	our ability to successfully integrate CrossAmerica’s operations and employees;

•	future income tax legislation;

•	any failure to fully and/or timely achieve the expected benefits of the spin-off;

•	a determination by the IRS that the spin-off or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
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

PART I
ABOUT THIS ANNUAL REPORT
We use the following terms to refer to the items indicated:

•
“CST” refers to CST Brands, Inc., a Delaware corporation, and, where appropriate in context, to one or more of CST’s subsidiaries without the inclusion or consolidation of the operations or subsidiaries of CrossAmerica Partners LP. CST includes CST’s ownership of 100% of the outstanding incentive distribution rights of CrossAmerica Partners LP and any common units of CrossAmerica Partners LP owned by CST, including those received as consideration for “asset drops” defined below.

•	We refer to CrossAmerica Partners LP, a Delaware limited partnership, and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole as “CrossAmerica.”

•	“We,” “us,” “our” and “company” refer the consolidated results and accounts of CST and CrossAmerica, or individually as the context implies.

•	“Valero” refers to Valero Energy Corporation and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole.

•
The term “spin-off” refers to the separation and distribution of the retail business from Valero’s other businesses and the creation of an independent publicly traded company, CST, to hold the assets (including the equity interests of certain former Valero subsidiaries) and liabilities associated with the retail business from and after the distribution.

•	The term “rack” refers to the price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal.

•	The term “retail site” is a general term that refers to any of the following types of retail locations through which we sell merchandise and/or motor fuel to our customers:

◦	a “convenience store,” which is operated by us and provides motor fuel, food, convenience merchandise items and additional services to our customers;

◦
a “commission agent” site, where we retain title to the motor fuel inventory and sell it directly to our customers; therefore, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales. We pay a commission to the dealer or agent to operate the retail site;

◦	a “cardlock,” which is an unattended self-service fueling station that provides motor fuel (primarily diesel fuel) to our fleet customers, such as trucking and other commercial customers;

◦
an “independent dealer,” where CrossAmerica contracts to exclusively distribute motor fuel to the dealer at a fixed cent per gallon profit. The dealer owns and manages the property, all motor fuel and convenience store inventory;

◦
a “lessee dealer,” where CrossAmerica owns or leases the property and then leases or subleases the site to a dealer. The dealer owns and manages all motor fuel and convenience store items and retains motor fuel profits and convenience store profits;

◦
a “sub-wholesaler” or “sub-jobber,” where CrossAmerica supplies motor fuel to the sub-wholesaler, who is responsible for arranging and paying for all transportation, insurance and all other costs and services for the distribution of motor fuels. Motor fuels are sold to the sub-wholesalers at rack plus pricing; or

◦
The term “affiliated dealers” refers to Lehigh Gas-Ohio, LLC, an entity managed by Joseph V. Topper, Jr. An affiliated dealer is an operator of retail motor fuel stations that purchases all of its motor fuel requirements from CrossAmerica on a wholesale basis under rack plus pricing. Affiliated dealers lease retail sites from CrossAmerica in accordance with a master lease agreement between the affiliated dealers and CrossAmerica.

•
The term “retail business” or “Valero’s retail business” refers to the assets (including the equity interests of certain former Valero subsidiaries) and liabilities formerly associated with Valero’s retail operations in the U.S. and Canada.

•
The term “U.S. Fuel Supply Agreements” refers to a Branded Distributor Marketing Agreement, a Petroleum Product Sale Agreement and a Master Agreement CST entered into with Valero in connection with the spin-off for the supply of motor fuel for its U.S. operations.

•
The term “New to Industry” (“NTI”) is a term we use to describe our new stores in our U.S. Retail and Canadian Retail segments opened after January 1, 2008, which is generally when we began designing and operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores.

•	The term “asset drops” refers to CST’s sale of ownership interests in its U.S. wholesale fuel supply business or its real property of NTIs to CrossAmerica.

•
Incentive distribution rights (“IDRs”) are contractual rights that provide for cash payments associated with increasing partnership distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica.

•
The “GP Purchase” refers to CST’s purchase from Lehigh Gas Corporation (“LGC”) of 100% of the equity interests in Lehigh Gas GP LLC (the “General Partner”), the General Partner of Lehigh Gas Partners LP, a publicly traded limited partnership. After the GP Purchase, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. CrossAmerica's units trade on the New York Stock Exchange (“NYSE”) under the symbol “CAPL.”

•
The “IDR Purchase” refers to CST’s purchase of all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the IDRs in Lehigh Gas Partners LP.

•	Concurrent with the GP Purchase and IDR Purchase, LGC changed its name to Dunne Manning, Inc. (“DMI”). DMI is a company controlled by Joseph V. Topper, Jr., a member of our Board of Directors.
CSTTM and CST BrandsTM are trademarks of CST Brands, Inc. Cibolo Mountain®, Corner Store®, Fresh Choices®, Flavors2Go®, U Force®, Ultramart® and Dépanneur du CoinTM are registered trademarks of our wholly owned subsidiary, CST Services, LLC. Valero, Diamond Shamrock and Ultramar are trademarks licensed from Valero Energy Corporation. Nice N Easy Grocery Shoppe™, Mama Mia’s Classic Pizza® and Easy Street Eatery® are registered trademarks of our wholly owned subsidiary, CAPL Operations I, LLC. Transit Café is trademarked in Canada under our wholly owned subsidiary, CST Canada Co. Other trademarks and trade names in this annual report are the property of their respective owners.

ITEMS 1., 1A., and 2. BUSINESS, RISK FACTORS AND PROPERTIES
Overview
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the spin-off and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
The address of CST’s principal executive offices is One Valero Way, Building D, Suite 200, San Antonio, Texas 78249, and our telephone number is (210) 692-5000. Our common stock trades on the NYSE under the symbol “CST.”
CST is one of the largest independent retailers of motor fuel and convenience merchandise in the U.S. and eastern Canada. Our retail operations include (i) the sale of motor fuel at convenience stores, commission agents and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores, and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers.
On October 1, 2014, CST completed the GP Purchase and the IDR Purchase for $17 million in cash and approximately 2.0 million shares of CST common stock. After the GP Purchase, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. CST controls the General Partner of CrossAmerica and has the right to appoint all members of the Board of Directors of the General Partner. CrossAmerica is a Delaware limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. CrossAmerica also generates revenues from the operation of convenience stores.
We are required to consolidate the financial results of CrossAmerica (see “CrossAmerica Segment” below). As of October 1, 2014, CST owns the non-economic General Partner interest in CrossAmerica and all of the IDRs. In addition, as of January 1, 2015, CST owned common units representing an approximate 6.1% limited partner interest in CrossAmerica. CrossAmerica is a separate publicly traded limited partnership and CST does not receive any distributions from CrossAmerica other than as a result of its ownership of the IDRs and, as of January 1, 2015, an approximate 6.1% limited partner interest.
The address of the principal executive offices of CrossAmerica is 645 Hamilton Street, Suite 500, Allentown, Pennsylvania 18101 and the telephone number is (610) 625-8000. CrossAmerica units trade on the NYSE under the symbol “CAPL.”
On a consolidated basis, we have three operating segments, U.S. Retail, Canadian Retail and CrossAmerica. The U.S. Retail, Canadian Retail and CrossAmerica segments are managed as individual strategic business units. Each segment experiences different operating income margins due to geographic supply and demand attributes, specific country and local regulatory environments, and are exposed to variability in gross profit from the volatility of crude oil prices. The contractual nature of CrossAmerica’s wholesale motor fuel distribution and rent income limits the variability in its gross profit from the volatility of crude oil prices.
Our segments consisted of the following operations as of December 31, 2014:

•	U.S. Retail—1,021 company operated convenience stores located in Arkansas, Arizona, California, Colorado, Louisiana, New Mexico, New York, Oklahoma, Texas and Wyoming;

•
Canadian Retail—861 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec, which consisted of 293 company operated convenience stores, 495 commission agents and 73 cardlocks; and

•
CrossAmerica—1,074 retail sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Georgia, North Carolina, Maryland, Delaware, Tennessee, Virginia, Illinois, Indiana and West Virginia, which consisted of 412 independent dealer sites, 200 sites operated by affiliated dealers, 274 sites operated by lessee dealers, 76 commission agent sites, 87 CrossAmerica company operated sites, 25 sites operated by the U.S. Retail segment, and 17 sub-wholesalers.

Available Information
Our internet website is www.CSTBrands.com. Information on our website is not part of this annual report. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our website under “Investors” free of charge, soon after CST files or furnishes such material. In this same location, CST also posts its corporate governance guidelines, code of ethics and the charters of the committees of our Board of Directors. These documents are available in print to any stockholder that makes a written request to CST Brands, Inc. Attn: Corporate Secretary, One Valero Way, Building D, Suite 200, San Antonio, Texas 78249.
CrossAmerica’s internet website is www.crossamericapartners.com. Information on this website is not part of this annual report. Annual reports on CrossAmerica’s Form 10-K, quarterly reports on its Form 10-Q and its current reports on Form 8-K filed with (or furnished to) the SEC are available on this website free of charge, soon after such material is filed or furnished. In this same location, CrossAmerica also posts its corporate governance guidelines, code of ethics and the charters of the committees of its Board of Directors. These documents are available in print to any unitholder that makes a written request to 645 Hamilton Street, Suite 500, Allentown, Pennsylvania 18101.
CST’S OPERATIONS
With 2014 revenues of nearly $12.8 billion, we are one of the largest independent retail and wholesale distributors of motor fuel and convenience merchandise and services in North America. Our operations include retail convenience stores and dedicated wholesale motor fuel supply businesses in the U.S. and Canada that sell motor fuel primarily to our retail sites. Subsequent to September 30, 2014, we control the operations of CrossAmerica, a publicly traded limited partnership, which is primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel.
We believe we have a strong footprint of 2,956 retail sites throughout 25 states in the U.S. and 6 provinces in eastern Canada. Our Corner Store convenience store brand in the U.S. Retail segment sells primarily Valero sourced motor fuel and signature products such as Fresh Choices baked and packaged goods. In Canada, we are the exclusive provider of Ultramar motor fuel also primarily purchased from Valero. Our Dépanneur du Coin convenience store brand (in French speaking provinces) and Corner Store convenience store brand (in English speaking provinces), sell signature Transit Café coffee and pastries.
CST’s retail sites in the U.S. and Canada sold 2.9 billion gallons of branded and unbranded motor fuel directly to the public during 2014. For the three months ended December 31, 2014, CrossAmerica distributed 242 million gallons of motor fuel.
Our wholesale motor fuel supply businesses in our U.S. Retail and Canadian Retail segments purchase motor fuel under long-term supply contracts, primarily with Valero. These businesses primarily sell motor fuel to our retail sites, where it is sold primarily under the Valero, Diamond Shamrock and Ultramar brands. CrossAmerica also sells motor fuel to a limited number of convenience stores in our U.S. Retail segment. CrossAmerica purchases branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded fuel suppliers, which provides diversity to our overall motor fuel supply.
Our retail sites are classified into two categories: core and non-core. Core stores are retail sites that are fully integrated into our existing convenience store network. These stores are included in our operating statistics under the label “core store.” Non-core stores are recently acquired sites that are under evaluation to determine whether their respective merchandise gross profits have core store potential with respect to convenience store size, location or market demands. If these stores are not determined to be core stores, we believe these non-core convenience stores are attractive candidates for conversion to third party dealers or eventual divestment. By turning non-core convenience stores into dealers, we continue to benefit from motor fuel distribution volumes and it allows management to focus on enhancing core store merchandise performance. All retail convenience stores we acquire through acquisition are first categorized as non-core. We have a dedicated integration team that evaluates newly acquired convenience stores and assesses their future potential. After evaluating the assets, the team makes a recommendation to classify the stores into the appropriate core or non-core category. We expect this evaluation to occur within three to twelve months of acquisition.
Our business strategy is focused on the following key initiatives:

•	growing organically through the construction of NTIs;

•	growing our business in existing and new geographic locations through acquisitions;

•	developing and expanding our wholesale fuel distribution business; and

•	improving our convenience store profits by developing our convenience store brands and maximizing our merchandise gross profit margin.

As part of implementing our strategy, in 2014, we executed the GP Purchase and IDR Purchase. We made this strategic investment in CrossAmerica for the following reasons:

•	CrossAmerica provides access to the master limited partnership (“MLP”) capital markets to provide efficient capital for our growth;

•	We significantly increased our wholesale motor fuel supply business as this is the primary business of CrossAmerica;

•	CrossAmerica has historically grown through acquisitions and we acquired additional business development expertise to assist us in accelerating acquisitions;

•	CrossAmerica has multiple motor fuel supply relationships with major integrated energy companies, helping diversify our available fuel supply; and

•
Creates a “sponsored MLP” relationship whereby certain CST assets, such as its U.S. Retail wholesale motor fuel supply business and NTI real property assets, can be dropped down (sold) to CrossAmerica for cash and/or limited partner equity consideration.

The execution of our business strategy, in concert with CrossAmerica, will enable CST to benefit from increasing cash flow streams from IDRs and limited partner interests owned as well as cash received as consideration from the asset drops.
The following condensed and summarized organization chart depicts the functional structure of the relationship between CST and CrossAmerica created on October 1, 2014 when we completed the GP Purchase and the IDR Purchase. This chart is not meant to be a complete depiction of the legal structure of CST’s entities.

CST Brands, Inc.
NYSE: CST
100% Ownership Interest
100% Ownership Interest
100% Ownership Interest
100% IDR Interest
U.S. Retail
Canadian Retail
CrossAmerica General Partner
Public Unitholders
Joseph V. Topper & Affiliates
100% Controlling Interest
0% Economic Interest
64% Limited Partner Interest
36% Limited Partner Interest
Cross America Partners LP
NYSE: CAPL
Operating Subsidiaries
CST

Subsequent Event—Drop Down of CST Wholesale Fuel Supply Equity Interests
On January 1, 2015, we closed on the first asset drop of a 5% limited partner equity interest in our U.S. Retail segment’s wholesale motor fuel supply business to CrossAmerica in exchange for common units representing an approximate 6.1% limited partner interest in CrossAmerica. We plan to continue to drop down limited partner equity interests over time, as well as drop down the real property assets of our NTIs into CrossAmerica. We expect to increase our ownership interest in CrossAmerica’s limited partner units over time as partial consideration for future asset drops.

U.S. Retail Segment
Our U.S. Retail segment operations are substantially a company owned and operated convenience store business. We generate profit on motor fuel sales, convenience merchandise sales and other services (car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to automated teller machines (“ATMs”)). Our retail sites are operated by company employees.
The following chart depicts how motor fuel and convenience merchandise items are procured and distributed to our convenience stores:

Fuel Suppliers
Merchandise Suppliers
Wholesale Fuel Business
Effective January 1, 2015, CrossAmerica owns 5% of this business.
Company Operated Convenience Stores
U.S. Retail

Wholesale Fuel Business
Within the U.S. Retail segment, we have a wholesale fuel business created principally to supply our company owned and operated convenience stores. Our U.S. Retail segment sold 1.9 billion gallons of motor fuel (purchased primarily from Valero) during each of the years ended December 31, 2014, 2013 and 2012. Motor fuel is purchased by our dedicated wholesale fuel business, which we contributed into a limited partnership, CST Fuel Supply LP (“CST Fuel”), on January 1, 2015. We are the general partner of CST Fuel and control the partnership. CST Fuel owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC, which is a party to the U.S. Fuel Supply Agreements with Valero. CST Marketing and Supply LLC purchased over 99.6% of its fuel from Valero in 2014. On January 1, 2015, we closed on our first drop down of fuel supply equity interests to CrossAmerica. CrossAmerica purchased a 5% limited partner interest in CST Fuel in exchange for consideration of approximately $60 million (valued at the closing unit price on December 31, 2014), paid in 1.5 million common units representing limited partner interests in CrossAmerica.
Our convenience stores purchase substantially all of their motor fuel from CST Fuel at a price reflecting product cost plus transportation cost plus a profit margin of approximately $0.05 per gallon. Our convenience stores will purchase, for at least 10 years, no less than 1.57 billion gallons of branded and unbranded motor fuel from CST Fuel. Motor fuel is purchased by the load as needed to replenish supply at our convenience stores. In addition to Valero, CST Fuel also supplies unbranded motor fuel to 31 of our convenience stores, and subsequent to our purchase of Nice N Easy Grocery Shoppes, CrossAmerica supplies motor fuel to 25 of our convenience stores in New York. In 2015, we began selling Shell branded motor fuel (supplied by CrossAmerica) at 22 convenience stores acquired from Landmark Industries.

Company Operated Convenience Stores
As of December 31, 2014, our company owned and operated convenience stores consisted of 1,021convenience stores, of which 807 were owned sites and 214 were leased sites. Our convenience store buildings average approximately 2,400 square feet and carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. To further differentiate our merchandise offering, we have developed numerous proprietary offerings and private label items unique to our convenience stores: Fresh Choices, U Force, Cibolo Mountain and Flavors2Go. Additionally, after our acquisition of Nice N Easy Grocery Shoppes, we offer Mama Mia’s Classic Pizza and Easy Street Eatery fresh food choices. Most of these proprietary offerings and private label items generate higher gross profits than our non-proprietary merchandise. At some of our convenience stores, we offer a variety of additional products and services, as mentioned above. We offer automated car wash services at 198 of our convenience stores. We are a Subway® franchisee and currently offer Subway® food services at 37 of our convenience stores. Subway is a registered trademark of Doctor’s Associates Inc.
We have an agreement with Core-Mark International (“Core-Mark”), which is a leading grocery and merchandise wholesale distributor, to provide us with merchandising expertise, purchasing power and efficient distribution services in our U.S. Retail segment. We lease a 130,000 square-foot distribution center in Schertz, Texas that supplies 571 of our convenience stores, provides us with improved inventory management, allows us to handle a greater product variety and supports the development and growth of our private label packaged goods and fresh food programs. Core-Mark operates our distribution center on our behalf under a management agreement. We own the distribution center’s improvements and inventory and pay a fee to Core-Mark for management of the center. We also pay Core-Mark a license fee for use of proprietary software used in operating the center. On July 31, 2014, we closed on the purchase of an existing distribution warehouse (413,000 square feet) with adjoining office facilities (146,000 square feet) located in San Antonio, Texas for $43 million. These facilities will allow us to consolidate our distribution center with future corporate service center office space. We began to transition our distribution center operations from our Schertz warehouse to the San Antonio facilities in the third quarter of 2014 and expect to complete the distribution center move in the first quarter of 2015.
Canadian Retail Segment
Our Canadian Retail segment includes company owned and operated convenience stores, commission agents, cardlocks and heating oil operations located in Canada. Our Canadian Retail segment sold 1.0 billion gallons of branded motor fuel (purchased primarily from Valero) during each of the years ended December 31, 2014, 2013 and 2012. Most of our retail sites are located in metropolitan areas where there are high concentrations of consumers and daily commuters. Of these retail sites, 308 are owned and 553 are leased under leases that generally contain renewal options for periods ranging from five to ten years.

The following chart depicts how motor fuel and convenience merchandise items are procured and distributed to our retail sites:

Fuel Suppliers
Merchandise Suppliers
Wholesale Fuel Business
Company Operated Convenience Stores
Commission/Agent Sites
Cardlock Sites
Heating Oil Operations
Canadian Retail

Wholesale Fuel Business
Within our Canadian Retail segment, we have a wholesale fuel business that procures substantially all of our motor fuel from Valero at “per-terminal,” market-based prices. Our wholesale motor fuel business in Canada purchased over 94.6% of its fuel from Valero in 2014. In addition to Valero, we procure fuel from Shell and Esso. Motor fuel is purchased by the load as needed to replenish supply at our retail locations. Motor fuel is currently sold to the downstream operators of the segment at cost as 100% of the purchased motor fuel is sold to wholly owned and controlled related entities.
Company Owned and Operated Convenience Stores
As of December 31, 2014, our company owned and operated convenience stores consisted of 293 convenience stores, of which 191 were owned sites and 102 were leased sites. In this network, we retain the gross profits on motor fuel sales, merchandise sales and services, and the retail sites are operated by company employees. Our company owned and operated convenience store buildings average approximately 1,900 square feet.
Our Canadian retail operation sells primarily Ultramar-branded motor fuel, convenience merchandise items and other services through convenience stores operated predominantly under the Corner Store brand (in English speaking provinces) and Dépanneur du Coin brand (in French speaking provinces). We operate in six provinces in eastern Canada, with a significant concentration in Quebec.
Our convenience stores carry a broad selection of immediately consumable and take-home items, including beverages, tobacco products, snacks, freshly prepared and pre-packaged foods (including sandwiches, salads, pastries and coffee), health and beauty products, motor oils and automotive products and general convenience merchandise items. At some of our retail sites, we offer a variety of additional products and services, such as car wash, lottery, air/water/vacuum services for motor vehicles and access to ATMs. We offer automated car wash services at 84 of our retail sites. We are a Subway® and CountryStyle® franchisee and provide these food offerings at 45 of our retail sites. Country Style is a registered trademark of MTY Tiki Ming Enterprises Inc.
For grocery supply, we have an agreement with Sobeys Québec Inc. (“Sobeys”), which is a leading grocery wholesale distributor in eastern Canada. Sobeys provides Canadian Retail with merchandising expertise, purchasing power and efficient distribution services.

Commission / Agents
As of December 31, 2014, we had 495 commission agent sites. At these locations, we own and control the retail motor fuel activity at the site and we retain the gross profits on motor fuel sales. The convenience store operations at commission agent sites are performed by third parties. We pay these operators a “commission” based on gallons sold to compensate the operator for their motor fuel selling costs. Our commission agent sites consist of the following:

•	407 dealers, where each retail site is typically owned and operated by an independent dealer, and

•	88 agents, where each retail site is owned by us but operated by an independent agent.
Cardlock
As of December 31, 2014, we had 73 cardlock sites. These are unattended self-service fueling stations that provide motor fuel to fleet customers, such as trucking and other commercial customers. Generally, we own or lease the site and we retain the gross profit on motor fuel sales at these retail sites.
Heating Oil Operations
We supply Ultramar-branded heating oil to residential customers and Ultramar-branded heating oil and motor fuel to small commercial customers. Operating revenues from these sales were less than 5% of consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012. These operations are immaterial to our overall results; therefore they are combined within the Canadian Retail segment.
CrossAmerica Segment
As a result of the GP Purchase, we control CrossAmerica’s General Partner and have the right to appoint all members of the Board of Directors of the General Partner. CrossAmerica is managed and operated by the Board of Directors and executive officers of the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not own a majority of CrossAmerica’s outstanding limited partner units. Under U.S. generally accepted accounting principles (“GAAP”), per the guidance in ASC 805–Consolidation, we consolidate the financial results of CrossAmerica.
CrossAmerica’s primary business objective is to make quarterly cash distributions to its unitholders and, over time, to increase its quarterly cash distributions. The amount of any distribution is subject to the discretion of the Board of Directors of the General Partner, and the Board may modify or revoke the cash distribution policy at any time. CrossAmerica’s partnership agreement does not require it to pay any distributions.
CrossAmerica generates cash flows primarily from the wholesale distribution of motor fuel. Gross profits are generated primarily by a per gallon mark-up that is either fixed or variable per gallon, depending on the contract terms. CrossAmerica distributes motor fuel to lessee dealers, independent dealers, affiliated dealers, CST’s U.S. Retail Segment and sub-wholesalers, as well as its retail commission agents and non-core company operated convenience stores. CrossAmerica distributes branded motor fuel under the ExxonMobil, BP, Shell, Chevron, Sunoco, Valero, Gulf and Citgo brands to its customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. CrossAmerica receives a fixed mark-up per gallon on approximately 84% of its gallons sold (based on fourth quarter volumes), which reduces the overall variability of its financial results. CrossAmerica receives a variable rate mark-up per gallon on the remaining gallons sold.
CrossAmerica owns and leases real and personal property that it leases or subleases to generate cash flows (collectively the “real estate business”). The real estate business leases property to related parties, affiliates and third parties.

The following chart depicts how motor fuel is procured and distributed to its classes of business and how convenience merchandise items are procured and distributed to its company owned and operated convenience stores. The chart also depicts the relationship of its real estate business to its retail sites.

Fuel Suppliers
Independent Grocery Suppliers
Wholesale Fuel Business
Independent Dealers
Affiliated Dealers
Lessee Dealers
Commission Agents
CrossAmerica Non-Core Company Operated Convenience Stores
U.S. Retail Segment
Sub-Wholesalers
Real Estate Business
CrossAmerica

For the three months ended December 31, 2014, our CrossAmerica segment distributed motor fuel through the following classes of business:

•
412 sites operated by independent dealers, where CrossAmerica contracts to exclusively distribute motor fuel to the dealer and the dealer owns the property, all motor fuel and convenience store inventory.

•
200 sites owned or leased by CrossAmerica and operated by affiliated dealers, where CrossAmerica owns or leases the property and then leases or subleases the site to affiliated dealers. CrossAmerica collects rent income from affiliated dealers and the affiliated dealers own all motor fuel and convenience store inventory and own retail motor fuel profits and convenience store profits.

•
274 sites owned or leased by CrossAmerica and operated by lessee dealers, where CrossAmerica owns or leases the property and then leases or subleases the site to a dealer. The dealer owns all motor fuel and convenience store items and retains motor fuel profits and convenience store profits.

•
76 sites owned or leased by CrossAmerica and operated by commission agents, where CrossAmerica owns or leases the site to the commission agent, who pays rent to CrossAmerica and operates all the non-fuel related operations at the sites for its own account. CrossAmerica owns the motor fuel inventory at the sites and generates revenue from the retail sale of motor fuel to the end customer. CrossAmerica pays the commission agent a commission for each gallon of motor fuel sold at the site.

•	87 non-core company operated convenience store sites owned or leased and operated by CrossAmerica. These stores represent recently acquired retail sites.

•
25 sites operated by the U.S. Retail segment, 21 of which are owned by CrossAmerica and 4 that are leased by the U.S. Retail segment from third parties. All sites represent stores recently acquired through our Nice N Easy Grocery Shoppes acquisition and are currently non-core.

•	17 sub-wholesalers, where CrossAmerica contracts to exclusively distribute fuel to the sub-wholesaler at a fixed cent per gallon margin.
Approximately 60% of the sites to which CrossAmerica distributes motor fuel are owned or leased by CrossAmerica. In addition, CrossAmerica has agreements requiring the operators of these sites to purchase motor fuel from CrossAmerica.
As discussed above under the heading “U.S. Retail Segment,” subsequent to December 31, 2014, CrossAmerica owns a 5% limited partner interest in CST Fuel.
Market and Industry Trends
We operate within the large and growing convenience store industry, which is highly fragmented. We believe we will continue to benefit from several key market and industry trends and characteristics, including:

•	small box retailers, such as convenience stores, meet consumers’ demand for speed and convenience in daily shopping needs;

•	continuing shift of consumer food and general merchandise purchases away from traditional supermarkets and quick service restaurants to convenience stores, hypermarkets and drug stores;

•	changing consumer demographics and eating patterns resulting in more food consumed away from home;

•	highly fragmented nature of the industry providing larger chain operators with significant scale advantage; and

•	continued opportunities to compete more effectively and grow through acquisitions as a result of continued industry consolidation.
Supplier Arrangements
Merchandise Supply
We have strong relationships with merchandise suppliers resulting from our high volume purchases, allowing us to negotiate preferred prices. Through our distribution center and private label products, we believe we have a strategic advantage over our peers in terms of product knowledge and pricing.
Motor Fuel Supply
Prior to the spin-off, we purchased branded motor fuel from Valero at market-based transfer prices. The transfer price formulas varied from terminal to terminal. The actual prices we paid typically changed daily, based on market fluctuations. Currently, under the U.S. Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we continue to purchase a substantial portion of our motor fuel from Valero at “per-terminal,” market based prices.
CrossAmerica purchases branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded fuel suppliers.
We take legal title to the motor fuel when we receive it at the rack and generally arrange for a third-party transportation provider to take delivery of the motor fuel at the rack and deliver it to the appropriate retail sites in our network.
Competition
The convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our convenience stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Over the past ten years, several non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some retailers in other channels are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and perception of safety.
CrossAmerica’s wholesale motor fuel distribution business competes with other motor fuel distributors, which is also highly competitive. CrossAmerica may encounter more significant competition if major integrated oil companies alter their current business strategies and decide to re-enter the wholesale motor fuel distribution business, thereby reducing and/or eliminating their need to rely on wholesale motor fuel distributors. In addition, independent dealers or sub-wholesalers may choose to purchase their motor fuel supplies directly from the major integrated oil companies. Major competitive factors for CrossAmerica include, among others, customer service, price and quality of service.
Seasonality
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as changes in customer activity behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.
Trade Names, Service Marks and Trademarks
Our U.S. Retail and Canadian Retail segments sell motor fuel primarily under the Valero and Diamond Shamrock brands in the U.S. and primarily under the Ultramar brand in Canada, all of which are trademarks owned by Valero. The U.S. Fuel Supply Agreements contain customary language granting us the right to continue to use the Valero-owned trademarks throughout the terms of those agreements.
The Corner Store trademark and a number of other registered trademarks and service marks used in this annual report are the property of CST or its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this annual report is owned by such company.
CrossAmerica is a wholesale distributor of motor fuel for various major integrated energy companies and is licensed to resell/market motor fuel under their respective motor fuel brands.
We are not aware of any facts that would negatively affect our continuing use of any trademarks, trade names or service marks.
Environmental Laws and Regulations
We are subject to extensive federal, provincial, state and local environmental laws and regulations, including those relating to underground storage tanks (“USTs”), the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 12 under the caption “Asset Retirement Obligations” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Sale of Regulated Products
In areas where our U.S. convenience stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets to persons younger than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to convenience stores for the improper sale of alcoholic beverages and tobacco products. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and tobacco products is substantial, we have adopted procedures intended to minimize such exposure.
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
Our operations are also subject to federal, state, provincial and/or local laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal, state and provincial levels where we operate, there are proposals under consideration from time to time to increase minimum wage rates.
Employees
As of December 31, 2014, we employed 10,093 persons in our U.S. Retail segment, of which approximately 69% were full-time employees. Approximately 94% of our U.S. employees work in our convenience stores and 6% work in our corporate or field offices.
As of December 31, 2014, we employed 3,403 persons in our Canadian Retail segment, of which approximately 51% were full-time employees. Approximately 85% of our Canadian employees work in our convenience stores and 15% work in our corporate or field offices.
The General Partner manages the operations and activities of CrossAmerica. However, neither CrossAmerica, nor its subsidiaries, nor its General Partner had any employees as of December 31, 2014. As of December 31, 2014, all but two of CrossAmerica’s executive management personnel were employees of DMI, a company that provided administrative services to CrossAmerica through December 31, 2014. CrossAmerica entered into an Amended and Restated Omnibus Agreement with CST, dated as of October 1, 2014. Pursuant to the Amended and Restated Omnibus Agreement, CST agreed, among other things, to provide, or cause to be provided, to CrossAmerica, the management services previously provided to CrossAmerica by DMI on substantially the same terms and conditions as were applicable to DMI under the previous Omnibus Agreement. Pursuant to the terms of a transition services agreement by and between DMI and CST, DMI provided the management services it provided under the original Omnibus Agreement to CrossAmerica on our behalf until December 31, 2014. On January 1, 2015, 88 former employees of DMI became CST employees. Mr. Topper became an employee of CST concurrent with the GP Purchase and IDR Purchase.

RISK FACTORS
If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. Also, please read “Cautionary Statement For the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” included elsewhere in this annual report.
Risks Relating to Our Industry and Our Business
Volatility in crude oil and wholesale motor fuel costs, seasonality in those costs and seasonality in motor fuel sales volumes and merchandise sales affect our operating results and cash flows.
For the year ended December 31, 2014, motor fuel revenue accounted for 83% of total revenues and motor fuel gross profit accounted for 51% of total gross profit. The sales prices for our motor fuel are substantially impacted by the price we pay for wholesale motor fuel. Wholesale motor fuel costs are directly related to the price of crude oil and are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. or Canadian dollars relative to other foreign currencies, particularly those of oil producing nations, could significantly affect crude oil prices and, consequently, wholesale motor fuel costs. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, interruptions of fuel production at oil refineries, sustained increase in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.
Significant increases and volatility in wholesale motor fuel costs could result in an increase in the retail price of motor fuel and in lower motor fuel gross profit per gallon. Increases in the retail price of motor fuel could impact consumer demand for motor fuel and convenience merchandise. Dramatic increases in oil prices reduce retail motor fuel gross profits, because wholesale motor fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, significant decreases in oil prices and the corresponding decreases in wholesale motor fuel sales prices can result in lower revenues. As the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations, we attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in each geographic market in which we operate. As such, our revenues and gross profit for motor fuel can increase or decrease significantly and rapidly over short periods of time. The volatility in crude oil and wholesale motor fuel costs and sales prices makes it extremely difficult to forecast future motor fuel gross profits or predict the effect that future wholesale costs and sales price fluctuations will have on our operating results and financial condition.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” and “—Results of Operations.”
Furthermore, oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross profits and merchandise sales can be subject to seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The convenience store industry is highly competitive, and new entrants or increased competition could result in reduced gross profits.
The convenience store industry in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found at our retail sites. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets and club stores, have begun to compete directly with convenience stores, particularly in the sale of motor fuel. These non-traditional motor fuel retailers have obtained a significant share of the motor fuel market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and motor fuel sales. Some of our competitors have been in existence longer than us and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel.
A significant portion of our sales involve payment using credit or debit cards. We are assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees would have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross profits. In fact, such fees may cause lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition and results of operations.
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
In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit our stores, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect their reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of “green” automobiles (e.g., those automobiles that do not use petroleum-based motor fuel or that are powered by hybrid engines) would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus will positively impact overall merchandise gross profit.
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
Future tobacco legislation, campaigns to discourage smoking, increased use of tobacco alternatives, increases in tobacco taxes and wholesale cost increases of tobacco products could have a material adverse impact on our operating revenues and gross profit.
Sales of tobacco products have historically accounted for a significant portion of our total sales of convenience store merchandise. Increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation, national and local campaigns to discourage smoking in the U.S. and Canada, and increased use of tobacco alternatives such as electronic cigarettes, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Competitive pressures in our markets can make it difficult to pass price increases on to our customers. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross profit and overall customer traffic. Reduced sales of tobacco products or smaller gross profits on the sales we make could have a material adverse effect on our business, financial condition and results of operations.

Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross profit. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively affect gross profits. These factors could materially affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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
Further, U.S. health care reform legislation requires us to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, and has increased our costs and expenses.
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

Additionally, such funds may have eligibility requirements that not all of our sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which could materially, adversely affect our financial condition and results of operations. We can make no assurance that these funds or responsible third parties are or will continue to remain viable. See Note 15 of the notes to consolidated and combined financial statements included elsewhere in this annual report under the caption “Litigation Matters” for a discussion of certain allegations made against us related to the remediation activities of USTs.
Motor fuel operations present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations which we may acquire. We regularly monitor our facilities for environmental contamination and record liabilities on our financial statements to cover potential environmental remediation and compliance costs when probable to occur and reasonably estimable. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with any environmental regulations or an increase in regulations could materially and adversely affect our operating results and financial condition.
Legislative and regulatory initiatives regarding climate change and greenhouse gas emissions have accelerated recently in the U.S. and in Canada. Greenhouse gases are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. Governmental climate change or greenhouse gas reduction initiatives that are enacted could have a material adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our motor fuel costs and/or decreasing customer demand for motor fuel sold at our locations. For example, the California Global Warming Solutions Act, also known as AB 32, directs the California Air Resources Board (“CARB”) to develop and issue regulations to reduce greenhouse gas (“GHG”) emissions in California to 1990 levels by 2020. CARB has promulgated a variety of regulations aimed at reaching this goal, including a regulation creating a statewide cap-and-trade program for the GHG emissions from large stationary sources and fuels suppliers. The cap-and-trade program began regulating the GHG emissions from refineries in 2013, and began covering the GHG emissions from fuels suppliers on January 1, 2015; i.e., fuels suppliers must obtain and hold allowances equivalent to the GHG emissions associated with combustion of all fuel they sell in California. This will mean that the price we pay to purchase motor fuel for resale will increase in California as refiners charge distributors more to cover their cap-and-trade compliance costs and, thereby, we will pass that cost on to our customers. The Obama Administration also released a climate action plan in June 2013 directing, among other matters, additional regulations be implemented to reduce greenhouse gas emissions. In addition, the Canadian province of Québec enacted a regulation creating a cap-and-trade system that will apply to our Canadian subsidiary starting on January 1, 2015. To the degree these programs or greenhouse gas regulations increase costs that we are unable to recover or otherwise adversely affect consumer demand, these matters could have a material adverse effect on our financial position, results of operations and liquidity.
Unfavorable weather conditions, the impact of climate change or other trends or developments in the regions in which we operate could adversely affect our business.
Our retail sites are located in regions throughout the U.S. and Canada, with a concentration of company operated sites in Texas and Montreal. Certain regions are susceptible to certain severe weather events and potential impacts of climate change, such as hurricanes, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance may also affect our business, financial condition and results of operations.
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
Valero is our principal supplier of motor fuel in our U.S. Retail and Canadian Retail segments. A disruption in supply or a change in that relationship could have a material adverse effect on our business.
In connection with the spin-off, we entered into long-term fuel supply agreements with Valero pursuant to which Valero supplies a substantial portion of our retail sites with motor fuel. As a result, we depend on Valero as a material supplier of our motor fuel. A change of motor fuel suppliers, a disruption in supply or a significant change in our relationship or payment terms with Valero could have a material adverse effect on our business, cost of sales, financial condition, results of operations and liquidity. Valero, at its sole discretion, can reduce or eliminate the payment terms.
CrossAmerica depends on three principal suppliers for the majority of its motor fuel. A disruption in supply or a change in CrossAmerica’s relationship with any one of them could have a material adverse effect on our business.
ExxonMobil, BP and Motiva collectively supplied over 85% of CrossAmerica’s motor fuel purchases in 2014. CrossAmerica purchased approximately 37%, 28% and 22% of its respective motor fuel from ExxonMobil, BP and Motiva, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business.
Pending or future litigation could adversely affect our financial condition and results of operations. Litigation and publicity concerning motor fuel or food quality, health and other issues could result in significant liabilities or litigation costs and cause consumers to avoid our retail sites.
Convenience store businesses can be adversely affected by litigation and complaints from customers or government agencies resulting from motor fuel or food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Additionally, we may become a party to individual personal injury, off-specification motor fuel, products liability and other legal actions in the ordinary course of our business and we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. Additionally, if Valero experienced a major accident or event that resulted in adverse publicity for Valero, we could be similarly affected because Valero supplies substantially all of our motor fuel. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies. Please see Note 15 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
We store motor fuel in storage tanks at our retail sites. Additionally, our CrossAmerica segment transports a portion of its motor fuel in its own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in storing and transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition and results of operations.

We depend on transportation providers for the transportation of substantially all of our motor fuel. Thus, a change of providers or a significant change in our relationship with any of these providers could have a material adverse effect on our business.
Substantially all of the motor fuel we distribute is transported from refineries to gas stations by third party carriers. A change of transportation providers, a disruption in service or a significant change in our relationship with any of these transportation carriers could have a material adverse effect on our business and results of operations.
We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.
Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.
Our motor fuel sales in our CrossAmerica segment are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our results of operations and financial condition could be adversely affected.
Our CrossAmerica segment’s motor fuel sales are generated under contracts that must be periodically renegotiated or replaced. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or must renegotiate or replace them on less favorable terms, sales from these arrangements could decline and CrossAmerica’s ability to make distributions to its unitholders could be adversely affected.
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
A significant portion of our sales are made in Canada. In our consolidated and combined financial statements, we translate the local currency financial results of our Canadian Retail segment into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, at a constant level of business, our reported Canadian revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
Substantially all of our indebtedness is denominated in U.S. dollars, while a significant portion of our revenue and cash flow is generated from our Canadian operations. To the extent that the cash flow generated from our U.S. operations is not sufficient to satisfy the ongoing payment obligations under our U.S. dollar-denominated debt, we will need to convert Canadian dollars into U.S. dollars in order to make the necessary payments and we may incur additional tax expense. Accordingly, a strengthening of the U.S. dollar against the Canadian dollar could make it more difficult for us to repay our indebtedness.
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
CST has substantial debt, which could have a negative impact on our financial position and prevent us from fulfilling our obligations under our debt agreements and notes.
CST has a significant amount of debt. As of December 31, 2014, we had $1.0 billion of total debt (excluding CrossAmerica debt) and $297 million of availability under the CST revolving credit facility. Our overall leverage and the terms of our financing arrangements could:

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

•	subject us to higher levels of indebtedness than some of our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition; and

•	limit our ability to make capital expenditures, including to develop NTIs.
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
Borrowings under CST’s senior secured revolving credit and term loan facilities and CrossAmerica’s credit facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
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

Covenants in the agreements governing CST’s senior secured revolving credit and term loan facilities restrict its ability to engage in certain activities, and also require it to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The indenture governing CST’s senior notes and the agreement governing its senior credit facilities restricts its ability to, among other things:

•	incur, assume or guarantee additional indebtedness or issue certain preferred stock;

•	declare or pay dividends, redeem, repurchase or retire our capital stock or subordinated indebtedness or make other distributions to stockholders;

•	make specified types of investments;

•	limit the amount of capital expenditures we may make in any calendar year;

•	create liens or use assets as security in other transactions;

•	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

•	consolidate or merge with or into, or sell, transfer, lease or dispose of all or substantially all of our assets to, another person;

•	enter into transactions with affiliates;

•	designate unrestricted subsidiaries; and

•	enter into new lines of business.
In addition, the agreement governing CST’s senior credit facilities contains various financial covenants that require it to maintain a maximum total lease adjusted leverage ratio of 3.75 to 1.00 through December 31, 2015 and 3.50 to 1.00 thereafter, and a minimum fixed charge coverage ratio of 1.30 to 1.00. Such restrictions may limit its ability to successfully execute its business plans, which may have adverse consequences on our operations.
If CST is unable to comply with the restrictions and covenants in such agreements, or in future debt financing agreements, there could be a default under the terms of these agreements. CST’s ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control. As a result, we cannot make any assurances that we will be able to comply with these restrictions and covenants or meet these tests. Any default under the agreements governing CST’s indebtedness, including a default under the agreement governing our senior credit facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on our senior notes and substantially decrease the market value of our senior notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in the agreement governing our senior credit facilities and the indenture governing our senior notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior credit facilities and the indenture governing our senior notes. In the event of such default:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under CST’s senior credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.
Moreover, the agreements governing CST’s indebtedness contain cross-default or cross-acceleration provisions that would be triggered by the occurrence of a default or acceleration under other instruments governing CST’s indebtedness. If the payment of CST’s indebtedness is accelerated, there can be no assurance that CST’s assets would be sufficient to repay in full that indebtedness and CST’s other indebtedness that would become due as a result of any acceleration.

CrossAmerica’s credit facility contains operating and financial restrictions that may limit its business and financing activities.
The operating and financial restrictions and covenants in CrossAmerica’s credit agreement and any future financing agreements could adversely affect its ability to finance future operations or capital needs or to engage, expand or pursue its business activities. CrossAmerica’s credit agreement may restrict its ability to:

•	make distributions if any potential default or event of default occurs;

•	incur additional indebtedness or guarantee other indebtedness;

•	grant liens or make certain negative pledges;

•	make certain loans or investments;

•	make any material change to the nature of its business, including mergers, consolidations, liquidations and dissolutions;

•	make capital expenditures in excess of specified levels;

•	acquire another company; or

•	enter into a sale-leaseback transaction or sale of assets.
CrossAmerica’s ability to comply with the covenants and restrictions contained in its credit agreement may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, its ability to comply with these covenants may be impaired. If CrossAmerica violates any of the restrictions, covenants, ratios or tests in its credit agreement, the debt issued under its credit agreement may become immediately due and payable, and CrossAmerica’s lenders’ commitment to make further loans to it may terminate. CrossAmerica might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, CrossAmerica’s obligations under its credit agreement will be secured by substantially all of its assets, and if it is unable to repay its indebtedness under its credit agreement, the lenders could seek to foreclose on CrossAmerica’s assets securing its debt.
Risks Relating to CST’s Common Stock
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
We have paid regular quarterly cash dividends of $0.0625 per common share each quarter, commencing with the quarter ended September 30, 2013.
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

•
providing that the number of directors will be determined by the Board of Directors and that vacancies on the Board of Directors, including those resulting from an enlargement of the Board of Directors, will be filled by the Board of Directors;

•	requiring cause and an affirmative vote of at least 60% of the voting power of the then-outstanding voting stock, voting as a single class, to remove directors;

•
requiring the affirmative vote of at least 80% of the voting power of the then-outstanding voting stock, voting as a single class, to amend certain provisions of our certificate of incorporation and bylaws;

•	establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for stockholder proposals; and

•	change of control restrictions imposed on us by our tax matters agreement with Valero.
In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder unless the business combination is approved by our Board of Directors and authorized by at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.
The provisions of Section 203 may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including by discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock. We believe, however, that Section 203 protects our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. Section 203 is not intended to make our company immune from takeovers. However, Section 203’s provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our stockholders.
Risks Relating the GP Purchase and IDR Purchase
We act as the General Partner of CrossAmerica, which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries acts as the General Partner of CrossAmerica. Our control of the General Partner of CrossAmerica may increase the possibility of claims of breaches of fiduciary duties including claims of conflict of interest related to CrossAmerica. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

We may not be able to successfully and efficiently integrate the operations and employees of CrossAmerica and as a result may not realize the potential benefits of the GP Purchase and IDR Purchase.
As a result of the GP Purchase, we are in control of the operations and the employees of CrossAmerica. If we are unable to integrate those operations and employees into our current operations in a cost-effective manner, it is possible that the potential benefits of the GP Purchase and IDR Purchase, including the benefits of asset drops and joint acquisitions, may not be realized by us.
A reduction in CrossAmerica’s distributions will disproportionately affect the amount of cash distributions to which we are entitled.
Our ownership of all of the incentive distribution rights (“IDRs”) in CrossAmerica entitles us to receive specified percentages of the amount of cash distributions made by CrossAmerica to its limited partners only in the event that CrossAmerica distributes more than $0.5031 per unit for such quarter. CrossAmerica’s quarterly distribution for the fourth quarter of 2014 was $0.5425 per common unit. If CrossAmerica were to reduce its quarterly distribution to a level at or below $0.5031 per unit, our IDRs would not receive any distributions.
Our IDRs entitle us to receive increasing percentages, up to 50%, of all cash distributed by CrossAmerica. Because CrossAmerica’s distribution rate is currently above the first target cash distribution level on the IDRs, our marginal percentage in CrossAmerica’s distributions is at 15%. During the fourth quarter of 2014, CrossAmerica distributed $119,000 to us with respect to the IDRs. There is no guarantee that CrossAmerica’s financial performance will allow it to increase its quarterly distributions beyond the thresholds required to achieve higher marginal percentages of distributions to our IDRs. Further, any reduction in quarterly cash distributions from CrossAmerica would have the effect of disproportionately reducing the distributions that we receive from CrossAmerica based on our IDRs as compared to the other limited partners in CrossAmerica.
If CrossAmerica’s unitholders remove the General Partner, we would lose our General Partner interest in CrossAmerica and the ability to manage CrossAmerica.
We currently manage CrossAmerica through our ownership interest in the General Partner. CrossAmerica’s partnership agreement, however, gives unitholders of CrossAmerica the right to remove the General Partner upon the affirmative vote of holders of 66⅔% of CrossAmerica’s outstanding units, voting as a single class. If the General Partner is removed as General Partner of CrossAmerica, it loses its ability to manage CrossAmerica. As of the date of this filing, we own approximately 6.1% of the outstanding units in CrossAmerica and, pursuant to a voting agreement with an affiliate of CrossAmerica’s CEO, Joseph V. Topper, Jr., have voting control over an additional approximately 30% of the units of CrossAmerica. As a result, we currently have the power to effectively prevent the removal of the General Partner.
Restrictions in CrossAmerica’s credit facility could limit its ability to make distributions to us.
CrossAmerica’s credit agreement contains covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions. The credit agreement also contains covenants requiring CrossAmerica to maintain certain financial ratios. CrossAmerica is prohibited from making any distribution to unitholders if such distribution would cause an event of default or otherwise violate a covenant under the CrossAmerica credit agreement, which in turn will prohibit CrossAmerica from making distributions to us.
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
CrossAmerica’s financial condition or liquidity may deteriorate or its access to capital markets may be limited, and, as a result, CrossAmerica may not be able to purchase assets we intend to offer to CrossAmerica. Therefore, we may not be able to execute our long-term strategic plan of asset drops to CrossAmerica, which we expect to result in increased distributions to CrossAmerica’s unitholders and higher IDR distributions to us. In addition, we may not receive the anticipated proceeds from such asset drops to CrossAmerica and as a result, we may not be able to pursue our internal growth strategy.

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
In addition, despite the fact that CrossAmerica is organized as a limited partnership under Delaware law, a publicly traded partnership such as CrossAmerica will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the wholesale marketing of natural resources and natural resource products, the leasing of real estate to unrelated tenants and other passive types of income such as interest and dividends. Although we do not believe, based upon its current operations, that CrossAmerica will be so treated, a change in its business (or a change in current law) could cause CrossAmerica to be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity.
Any change in law or interpretation thereof, or the failure by CrossAmerica to have enough “qualifying income,” that causes CrossAmerica to be treated as a corporation for U.S. federal income tax purposes, or otherwise subject to taxation as an entity, would likely materially and adversely impact the value of our investment in CrossAmerica.
Risks Relating to the Spin-Off
We may not realize the expected benefits from the spin-off, and our historical consolidated and combined financial information is not necessarily indicative of our future prospects. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.
We may not realize the potential benefits we expected from the spin-off, which included, among others, allowing us to pursue a more focused, industry-specific strategy, allowing us to concentrate our resources wholly on our particular market segments and eliminating competition for capital between us and other subsidiaries of Valero by allowing us to obtain and deploy capital for our specific business needs. In addition, we could continue to incur significant costs, including those described below, which may exceed our estimates.
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

•	Our working capital requirements historically were satisfied as part of Valero’s corporate-wide cash management programs. In connection with the spin-off, we incurred $1.05 billion of indebtedness.

•
Our historical consolidated and combined financial information may not fully reflect the costs associated with being an independent public company, including significant changes that may occur in our cost structure, management, financing arrangements and business operations as a result of the spin-off.

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
Pursuant to the Separation and Distribution Agreement and other agreements with Valero, Valero has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Valero for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Valero are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature to Valero of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Valero has agreed to retain. Further, there can be no assurance that the indemnity from Valero will be sufficient to protect us against the full amount of such liabilities, or that Valero will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Valero any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, cash flows, results of operations and financial condition.
We are subject to continuing contingent liabilities of Valero.
There are several significant areas where the liabilities of Valero may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the “Code”), and the related rules and regulations, each corporation that was a member of the Valero consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Valero consolidated tax reporting group for that taxable period. In connection with the spin-off, we entered into a Tax Matters Agreement with Valero that allocated the responsibility for prior period taxes of the Valero consolidated tax reporting group between us and Valero. However, if Valero is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
If the spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Valero and/or our stockholders could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify Valero for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
If the spin-off or certain internal transactions undertaken in anticipation of the distribution are determined to be taxable for U.S. federal income tax purposes, then we, Valero and/or our stockholders could be subject to significant tax liability. Valero received a private letter ruling from the IRS to the effect that, for U.S. federal income tax purposes, the distribution, except for cash received in lieu of fractional shares, will qualify as tax-free under Sections 355 and 361 of the Code, and that certain internal transactions undertaken in anticipation of the distribution will qualify for favorable treatment. Notwithstanding the private letter ruling, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of the facts, assumptions, representations or undertakings we or Valero have made or provided to the IRS is not correct, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes, and they could incur significant U.S. federal income tax liabilities. In addition, Valero would recognize a gain in an amount equal to the excess of the fair market value of shares of our common stock distributed to Valero stockholders on the distribution date over Valero’s tax basis in such shares of our common stock. Moreover, Valero could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the distribution are taxable.
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
We might not be able to engage in desirable strategic transactions and equity issuances for two years or more following the spin-off because of certain restrictions relating to requirements for tax-free distributions.
For the two-year period following the spin-off, we may be limited or prohibited, except in specified circumstances, from:

•	entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our common stock;

•	ceasing to actively conduct the retail business; and / or

•	taking or failing to take any other action that prevents the spin-off and related transactions from being tax-free.
In addition, to preserve the tax-free treatment of the spin-off to Valero, we could be restricted from redeeming or retiring our 5% senior notes before their maturity in 2023. This restriction may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.
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
PROPERTIES
We lease approximately 83,000 square feet of office space in San Antonio, Texas from Valero, pursuant to a lease agreement based on market terms, which currently serves as our corporate headquarters. In 2014, we purchased an existing distribution warehouse with adjoining office facilities located in San Antonio. These facilities will allow us to consolidate our distribution center with future corporate service center office space. The warehouse has approximately 413,000 square feet of space, of which we expect to use 280,000 and lease the remainder. The office facilities have approximately 146,000 square feet of office space, which we expect to occupy as our corporate service center. We believe that our properties and retail sites are generally adequate for our operations and that our retail sites are maintained in a good state of repair.
U.S. Retail Segment
The following table provides the number of our convenience stores in the U.S. Retail Segment by state as of December 31, 2014:

Number of Convenience Stores
Texas	612
Colorado	138
California	79
Arizona	62
New Mexico	38
New York	32
Louisiana	28
Arkansas	27
Wyoming	3
Oklahoma	2
Total	1,021

The following table provides a history of our U.S. convenience stores opened (reflected as NTIs below), acquired and closed or divested for the last three years:

	Year Ended December 31,
	2014	2013	2012
Number at beginning of period	1,036	1,032	998
NTIs	28	15	11
Acquisitions	32	—	29
Closed or divested	(75)	(11)	(6)
Number at end of period	1,021	1,036	1,032
In our normal course of business, we evaluate our retail sites for profitability and the costs of maintaining these sites in our store portfolio. As such, it is customary to have store closures and divestitures occur each year. In 2014, we conducted a more in-depth network optimization program and identified certain sites that were candidates for divestiture as a result of being smaller and less profitable than the average convenience stores in our network. As a result, we identified and actively marketed 93 retail sites for sale and sold 71 sites by December 31, 2014. Of the remaining 22 stores classified as held for sale at September 30, 2014, we sold 8 stores in January and February of 2015. While management believes these stores met the criteria as being held for sale at December 31, 2014, they have not been presented separately on the balance sheet as the total net book value of these 8 stores is not considered material. Circumstances changed for the remaining stores and, although they continue to be marketed, management believes that these stores did not meet the criteria as being held for sale at December 31, 2014.
Canadian Retail Segment
The following table provides the number and type of our Canadian retail sites by region as of December 31, 2014:

Region	Convenience Stores	Commission Agents	Cardlock	Total
Québec	193	302	41	536
Ontario	24	100	16	140
Maritimes(a)	53	53	11	117
Newfoundland and Labrador	23	40	5	68
Total	293	495	73	861

(a)	Includes the provinces of Nova Scotia, New Brunswick and Prince Edward Island.
The following table provides a history of our Canadian retail sites acquired, opened (reflected as NTIs below), closed, divested or de-branded for the last three years:

	Year Ended December 31,
	2014	2013	2012
Number at beginning of period	846	848	873
NTIs	10	7	5
Acquisitions and new dealers(a)	18	21	11
Closed, divested or de-branded(b)	(13)	(30)	(41)
Number at end of period	861	846	848

(a)
Includes one store that was re-opened in December 2014 after being closed in 2013. Amounts also include one new cardlock that we built and one cardlock we acquired in 2013, and one new cardlock that we built in 2012.

(b)
“De-branded” is a term we use to refer to commission agents where we choose not to renew our relationship with the operators of those retail sites. Amounts include two, seven and three cardlock closures in 2014, 2013 and 2012, respectively.

In our normal course of business, we evaluate our retail sites for profitability and the costs of maintaining these sites in our store portfolio. As such, it is customary to have store closures, divestitures and de-branded sites occur.
We lease approximately 69,000 square feet of office space in Montreal, Québec to support our Canadian operations.

CrossAmerica Segment
The following table provides the number and type of sites for CrossAmerica by state as of December 31, 2014:

	Owned Sites	Leased Sites	Total Sites
Pennsylvania	75	56	131
New Jersey	58	49	107
Virginia(a)	33	50	83
Ohio	58	18	76
Massachusetts	3	67	70
Tennessee	43	7	50
Florida	9	37	46
New York	27	5	32
New Hampshire	—	21	21
West Virginia(a)	—	14	14
Illinois	4	4	8
Maine	—	8	8
Kentucky	3	4	7
Indiana	1	2	3
Delaware	—	1	1
Maryland	—	1	1
Total	314	344	658
(a) Includes non-core company operated retail sites acquired in April 2014.
The CrossAmerica principal executive offices are in Allentown, Pennsylvania in an office space leased from DMI.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part II, Item 8 of this annual report included in Note 15 of the notes to the consolidated and combined financial statements under the caption “Litigation Matters.”
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
As of February 24, 2015, we had 77,138,003 shares of our common stock issued and outstanding and approximately 5,600 shareholders of record. Our common stock trades on the NYSE under the symbol “CST.”
The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE, and quarterly cash dividends declared per share. The last reported sales price of our common stock on the NYSE on February 24, 2015 was $43.93 per share.

	Common Stock Price Range		Cash Dividends Declared Per Share
	High	Low
2013
Second Quarter (Beginning May 2, 2013)	$33.94	$28.70	$—
Third Quarter	$35.00	$29.05	$0.0625
Fourth Quarter	$36.92	$28.91	$0.0625
2014
First Quarter	$36.71	$29.53	$0.0625
Second Quarter	$35.00	$29.55	$0.0625
Third Quarter	$38.66	$32.48	$0.0625
Fourth Quarter	$44.82	$33.29	$0.0625
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
September 30, 2013	September 30, 2013	October 15, 2013	$0.0625	$4.7
December 31, 2013	December 31, 2013	January 15, 2014	$0.0625	$4.7
March 31, 2014	March 31, 2014	April 15, 2014	$0.0625	$4.7
June 30, 2014	June 30, 2014	July 15, 2014	$0.0625	$4.7
September 30, 2014	September 30, 2014	October 15, 2014	$0.0625	$4.7
December 31, 2014	December 31, 2014	January 15, 2015	$0.0625	$4.7
We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
Unregistered Sales of Equity Securities and Use of Proceeds
As disclosed in Item 1, we issued 2,044,490 shares of CST common stock in connection with the GP Purchase and the IDR Purchase. This issuance of shares was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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
During the fourth quarter of 2014, we purchased shares of our common stock totaling $22 million. The following table contains information about those purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1-31, 2014	—	$—	—	$200,000,000
November 1-30, 2014	78,000	$43.39	78,000	$196,615,930
December 1-31, 2014	423,750	$42.90	423,750	$178,435,331
Total	501,750	$42.98	501,750

(a)
Amount potentially includes shares withheld in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.

Cumulative Stockholder Returns
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of CST’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Index and an index of direct peer companies (that we selected) for the period commencing May 2, 2013 (the day our common stock began trading on the NYSE) and ending December 31, 2014.
The S&P 500 Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. Our peer group consisted of the following five companies: Casey’s General Stores, Inc. (CASY), Alimentation Couche-Tard Inc. (ATD-B.TO), Murphy U.S.A., Inc. (MUSA), The Pantry, Inc. (PTRY) and Travel Centers of America, L.L.C. (TA). In 2013, we included Susser Holdings Corporation (SUSS) in our peer group. During 2014, SUSS was acquired and is no longer publicly traded and has been retroactively removed from our peer group. On December 18, 2014, ATD-B.TO and PTRY announced the signing of a definitive merger agreement. If the transaction is completed, PTRY will be removed from our peer group.
The graph and the following table depicts the results of investing $100 in our common stock, the S&P 500 Index and our peer group at closing prices on May 2, 2013, December 31, 2013 and December 31, 2014 and assumes the reinvestment of dividends.

	May 2, 2013	December 31, 2013	December 31, 2014
CST Common Stock	$100.00	$122.05	$145.97
Peer Group	100.00	114.80	190.52
S&P 500 Index	100.00	118.52	134.73

ITEM 6. SELECTED HISTORICAL CONDENSED CONSOLIDATED AND CONDENSED COMBINED FINANCIAL DATA
The following selected financial data reflect the combined results of Valero’s retail business for periods prior to the spin-off and our consolidated results for periods after the spin-off. We derived the selected consolidated and combined income statement data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013, from the consolidated and combined financial statements included elsewhere in this annual report. We derived the selected combined income statement data for the years ended December 31, 2011 and 2010, and the selected combined balance sheet data as of December 31, 2012, 2011 and 2010, from the combined financial statements of CST, which are not included in this annual report.
To ensure a full understanding, you should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included elsewhere in this annual report.
The financial data below are presented in millions.

	Year Ended December 31,
	2014(a)	2013(b)	2012	2011	2010
Operating revenues	$12,758	$12,777	$13,135	$12,863	$10,371
Gross profit	1,271	1,097	1,133	1,133	1,066
Operating income	328	238	313	322	294
Interest expense	(45)	(27)	(1)	(1)	(1)
Consolidated net income	180	139	208	218	196
Net income attributable to CST stockholders	200	139	208	218	196
Basic earnings per common share	$2.63	$1.84	$2.76	$2.89	$2.60
Diluted earnings per common share	$2.63	$1.84	$2.76	$2.89	$2.60
Dividends declared per common share	$0.250	$0.125	$—	$—	$—

	December 31,
	2014(a)	2013(b)	2012	2011	2010
Total assets	$3,641	$2,303	$1,732	$1,713	$1,641
Debt and capital lease obligations, less current portion	1,227	1,006	4	5	5
Total stockholders’ equity / net investment	1,555	627	1,270	1,272	1,213

(a)	Includes amounts of CrossAmerica effective October 1, 2014 as a result of the GP Purchase and the IDR Purchase.

(b)
The spin-off resulted in material changes to our consolidated and combined financial statements as of and for the year ended December 31, 2013. See the notes to the consolidated and combined financial statements included elsewhere in this annual report for further discussion of these changes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) is organized as follows:

•
Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and the impact of inflation.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the years ended December 31, 2014, 2013 and 2012, and an outlook for our business.

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

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, Items 1., 1A. and 8. (which includes our consolidated and combined financial statements) included elsewhere in this annual report.
Significant Factors Affecting Our Profitability
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit
The prices paid to our fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time. It has been our experience, however, that over time, motor fuel gross profits are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
Changes in our average motor fuel selling price per gallon over the three year period ended December 31, 2014 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately half of our gross profit is derived from the sale of motor fuel. We typically experience lower motor fuel gross profits in periods when the cost of motor fuel increases, and higher motor fuel gross profits in periods when the cost of motor fuel declines rapidly or is more volatile.

The volatility of crude oil and wholesale motor fuel prices has significantly impacted our motor fuel gross profits in 2014, 2013 and 2012, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for each of the years in the three year period ended December 31, 2014:
(a) Represents the average monthly spot price per barrel during the periods presented for West Texas Intermediate (“WTI”) and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional (“GCC”) gasoline and New York Harbor conventional gasoline (“NYHC”).

We typically experience lower motor fuel gross profits in periods when the cost of motor fuel is increasing, and higher motor fuel gross profits in periods when the cost of motor fuel is decreasing (collectively defined as “volatility”), as shown in the following graph (U.S. Retail and Canadian Retail cent per gallon gross profits):

(a)	Represents the average monthly spot price per gallon during the periods presented for GCC gasoline and NYHC gasoline.
CrossAmerica generally experiences the same effects on its gross profits from wholesale motor fuel price changes, although not as volatile as the effect on retail profits. While 84% of its wholesale gross profits are at fixed amounts over cost, its gross profits still experience variability. A portion of CrossAmerica’s profit margin is generated from payment discounts and incentives which are based on the price of wholesale motor fuel. As such, in periods of declining wholesale motor fuel prices, CrossAmerica’s profit margin is reduced. However, these fixed margin arrangements help reduce the effects of crude oil commodity price volatility to CrossAmerica’s motor fuel gross profits.
Seasonality Effects on Volumes
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as changes in customer activity behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.
Impact of Inflation
The impact of inflation on our costs, and the ability to pass cost increases in the form of increased selling prices, is dependent upon market conditions. Inflation in energy prices impacts our cost of motor fuel, utility costs, credit card fees (which are based on the gross amount of sales revenue) and working capital. As the price of wholesale motor fuel increases, our credit card fees increase as they are generally based on the total sales price. Utility costs generally fluctuate with the price of natural gas. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

Results of Operations
Consolidated and Combined Income Statement Analysis
Below is an analysis of our consolidated and combined income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. We have quantified the contribution of CrossAmerica (since acquiring the General Partner on October 1, 2014) to specific income statement line items, and any significant increase or decrease in the underlying income statement line items attributable to CST are then discussed. Our consolidated and combined statements of income are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$12,758	$12,777	$13,135
Cost of sales	11,487	11,680	12,002
Gross profit	1,271	1,097	1,133
Operating expenses:
Operating expenses	685	657	644
General and administrative expenses	140	78	61
Depreciation, amortization and accretion expense	147	118	115
Asset impairments	3	6	—
Total operating expenses	975	859	820
Gain on sale of assets, net	32	—	—
Operating income	328	238	313
Other income, net	6	4	1
Interest expense	(45)	(27)	(1)
Income before income tax expense	289	215	313
Income tax expense	109	76	105
Consolidated net income	180	139	208
Net loss attributable to noncontrolling interest	20	—	—
Net income attributable to CST stockholders	$200	$139	$208

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Results
Operating revenues increased $574 million and gross profit increased $34 million from the acquisition of CrossAmerica.
Before the contribution from CrossAmerica, operating revenues declined $593 million, or 5%, while gross profit increased $140 million or 13%, which was the primary reason for the increase in operating income. Operating income increased $104 million, or 44%.
Operating revenues
Significant items impacting these results were:

•	A $279 million, or 4%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $244 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $2.49 per gallon during 2014, compared to $2.70 per gallon in 2013.

◦
A decrease in motor fuel gallons sold of 2%, which decreased motor fuel operating revenues by $96 million. The decrease in motor fuel gallons sold resulted from an overall decrease in motor fuel demand caused by industry trends of lower motor fuel consumption from CAFE standards, the high absolute price of motor fuel experienced in the first half of 2014 and competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

◦
Our merchandise revenues increased $61 million primarily as a result of the performance of our NTIs and the positive trend in same store sales primarily from packaged beverages, perishable foods and fresh foods.

•A $314 million, or 6%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $333 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during 2014, and equal to U.S. $0.97 during 2013, representing a decrease in value of 6%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues increased $19 million. This increase was primarily attributable to:

◦
A $38 million increase in operating revenues primarily attributable to an increase in the retail price of our motor fuel. The increase in our retail price of motor fuel was attributable to an increase in provincial excise taxes on motor fuel in Québec. In terms of Canadian dollars, the average daily spot price of NYHC decreased 1%.

◦
Heating oil revenues increased $12 million due to higher selling prices. Heating oil revenues also increased $1 million due to higher volume, which in turn was primarily attributable to colder weather.

◦	An increase in merchandise revenues of $12 million, primarily due to our NTIs, as our average company operated store count increased by 13 stores over 2013.

◦
Partially offsetting these increases was a decline of $44 million attributable to a 1% decrease in the volume of motor fuel we sold as a result of inclement weather and competitive factors in our markets, primarily Québec, such as discount retailers that priced their motor fuel to gain or retain market share.

Cost of sales
Cost of sales increased $540 million from the acquisition of CrossAmerica.
Before the inclusion of CrossAmerica, cost of sales declined $733 million, or 6%. Significant items impacting these results were:

•	A $304 million decline from the weakening of the Canadian dollar relative to the U.S. dollar.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
A decrease in motor fuel gallons sold in both our U.S. Retail and Canadian Retail segment, partially due to industry trends of lower motor fuel consumption, competitive factors and periods of inclement weather.

Operating expenses
Operating expenses increased $11 million from the acquisition of CrossAmerica.
Before the inclusion of CrossAmerica, operating expenses increased by $17 million primarily due to an increase of $24 million in our U.S. Retail segment related to an increase in the average number of company operated convenience stores during 2014 and an increase in employee health care costs in the U.S. This increase was partially offset by a $7 million decline in operating expenses in our Canadian Retail segment primarily from the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expenses increased $18 million from the acquisition of CrossAmerica.
Before the inclusion of CrossAmerica, general and administrative expense increased $44 million as a result of a full year of higher actual expenses in 2014 as a stand-alone, publicly traded company, including additional corporate personnel and associated benefits (including health care benefits), stock-based compensation, acquisition costs and legal related expenditures.
Asset impairments
We recorded asset impairments of $3 million during 2014. These asset impairments were recorded as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites. Of the total asset impairments, $2 million related to stores classified as held for sale at September 30, 2014, which were written down in the third quarter of 2014 as the net book value exceeded the anticipated net sales proceeds.
Gain on sale of assets, net
As discussed under the heading “Gain on sale of assets, net resulting from our network optimization program” under our U.S. Retail segment results, during the fourth quarter of 2014, we closed on the sale of 71 convenience stores as part of our network optimization program and recognized a gain of $32 million.
Other income, net
Other income, net increased $2 million primarily as a result of rental income.
Interest expense
Interest expense increased $3 million from the acquisition of CrossAmerica.
Before the inclusion of CrossAmerica, interest expense increased $15 million as a result of a full year of outstanding debt issued in connection with the spin-off, which occurred on May 1, 2013.
Income tax expense
Income tax expense, including CrossAmerica, increased $33 million primarily as a result of the increase in pre-tax book earnings. Our effective income tax rate increased from 35% to 38% primarily as a result of the acquisition of CrossAmerica. See Note 19 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating revenues declined $358 million, or 3%, and gross profit declined $36 million, or 3%. Operating income declined $75 million, or 24%. The decline in gross profit, combined with an increase in general and administrative expenses of $17 million and an increase in operating expenses of $13 million were the primary reasons for the operating income decline.
Operating revenues
Operating revenues declined $358 million, or 3%. Significant items impacting these results were:

•	A $146 million, or 2%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decline in the price per gallon of motor fuel that we sold in our U.S. Retail segment contributed $205 million of the decline to our motor fuel operating revenues. This decline was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

◦
A decline in motor fuel sales volumes at our legacy stores of 14 million gallons, which decreased motor fuel operating revenues by $46 million and was partially due to a change in our motor fuel pricing strategy as well as inclement weather.

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

◦	Our merchandise revenues increased $40 million primarily as a result of the increase in the average number of company operated convenience stores during 2013.

•	A $212 million, or 4% decline in our Canadian Retail segment operating revenues primarily attributable to:

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

•
The volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•	A decrease in motor fuel gallons sold in both our U.S. Retail and Canadian Retail segments, partially due to a change in our motor fuel pricing strategy as well as inclement weather.

•	A decrease in motor fuel gallons sold due to fewer sites in Canada.

Operating expenses
Operating expenses increased by $13 million primarily due to an increase of $16 million in our U.S. Retail segment related to an increase in the average number of company operated convenience stores during 2013. This increase was partially offset by a $3 million decline in our Canadian Retail segment primarily from the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expense increased $17 million as a result of higher actual expenses as a stand-alone, publicly traded company for eight months in 2013.
Asset impairments
We recorded asset impairments of $5 million and $1 million in our U.S. Retail and Canadian Retail segments, respectively, during 2013. These asset impairments were recorded as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites.
Interest expense
Interest expense increased $26 million as a result of our debt issued in connection with the spin-off.
Income tax expense
Income tax expense decreased $29 million primarily as a result of the decrease in income before income tax expense. This decrease was partially offset by $7 million in deferred tax expense resulting from the loss of certain state tax credits that were no longer eligible for use in our consolidated tax return after the spin-off. Our effective income tax rate increased to 35% for 2013 compared to an effective rate of 34% for 2012, primarily due to the effect of deferred tax expense.

Segment Results
We present the results of operations of our segments consistent with how our management views the business. Therefore, the segments are presented before intercompany eliminations (which consist of motor fuel sold from our CrossAmerica segment to our U.S. Retail segment) and before purchase accounting adjustments related to the GP Purchase and the IDR Purchase (primarily depreciation and amortization).
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Year Ended December 31,
	2014	2013	2012
Operating revenues:
Motor fuel	$6,085	$6,425	$6,611
Merchandise	1,340	1,279	1,239
Other	57	57	57
Total operating revenues	$7,482	$7,761	$7,907
Gross profit:
Motor fuel	$383	$262	$298
Merchandise	405	382	368
Other	56	55	56
Total gross profit	844	699	722
Operating expenses:
Operating expenses	438	414	398
Depreciation, amortization and accretion expense	90	82	78
Asset impairments	3	5	—
Total operating expenses	531	501	476
Gain on sale of assets, net	32	—	—
Operating income	$345	$198	$246

Total company operated retail sites at end of period	1,021	1,036	1,032

Average company operated retail sites during the period	1,042	1,036	1,009

Core store operating statistics:(a)
End of period core stores	989	1,036	1,032
Motor fuel sales (gallons per site per day)	4,901	4,997	5,083
Motor fuel sales (per site per day)	$16,014	$16,985	$17,905
Motor fuel gross profit per gallon, net of credit card fees(b)	$0.201	$0.139	$0.158
Merchandise sales (per site per day)	$3,508	$3,382	$3,341
Merchandise gross profit percentage, net of credit card fees	30.3%	29.8%	29.7%

U.S. Retail (continued)

	Year Ended December 31,
	2014	2013
Company operated retail sites:
Beginning of period	1,036	1,032
NTIs	28	15
Acquisitions	32	—
Closed or divested	(75)	(11)
End of period	1,021	1,036

Core store same store information(a),(c):
Company operated retail sites	939	939
Motor fuel sales (gallons per site per day)	4,924	5,162
Merchandise sales (per site per day)	$3,530	$3,492
Merchandise gross profit percent, net of credit card fees	30.1%	30.0%
Merchandise sales, ex. cigarettes (per site per day)	$2,487	$2,413
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	35.9%	36.1%
Merchandise gross profit dollars	$365	$359
Other services operating revenues(d)	$50	$52

NTI information(e):
Company operated retail sites at end of period	76
Company operated retail sites (average)	59
Motor fuel sales (gallons per site per day)	9,329
Merchandise sales (per site per day)	$6,593
Merchandise gross profit percent, net of credit card fees	32.6%
Merchandise sales, ex. cigarettes (per site per day)	$5,267
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.8%

(a)
Represents the portfolio of core retail sites and excludes recently acquired retail sites that are being integrated or are under performance evaluation to determine if: (i) the continued ownership of the retail site is consistent with our U.S. Retail core operating strategy; or (ii) the retail site is to be converted into a wholesale dealer operation managed by CrossAmerica or divested.

(b)	Includes $0.05 per gallon of wholesale fuel distribution profit. Effective January 1, 2015, CrossAmerica owns 5% of our U.S. Retail segment’s wholesale fuel distribution profit.

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

(e)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. As of December 31, 2014, approximately 57% of the total NTIs were opened in the last two years and are considered to be in the development period.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating revenues declined $279 million, or 4%, gross profit increased $145 million, or 21%, operating expenses increased $24 million, or 6%, we recognized a gain on sale of assets of $32 million, we recorded asset impairments of $3 million, and operating income increased $147 million, or 74%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $244 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $2.49 per gallon during 2014, compared to $2.70 per gallon in 2013.

•
A decrease in motor fuel gallons sold of 2%, which decreased motor fuel operating revenues by $96 million. The decrease in motor fuel gallons sold resulted from an overall decrease in motor fuel demand caused by industry trends of lower motor fuel consumption from CAFE standards, the high absolute price of motor fuel experienced in the first half of 2014 and competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

•
Our merchandise revenues increased $61 million primarily as a result of the performance of our NTIs and the positive trend in same store sales from packaged beverages, perishable foods and fresh foods.

Gross profit

•
An increase in motor fuel gross profit of $121 million primarily due to a $0.06 increase in our motor fuel gross profit per gallon. The increase in CPG was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The falling price of wholesale motor fuel during the second half of 2014 enabled us to expand our CPG margin.

•
An increase of $23 million in our merchandise gross profit primarily from an increase in the average number of company operated convenience stores during 2014 as well as an increase in our merchandise gross profit percentage during 2014. The growth in our merchandise gross profit percentage was driven by the contribution of higher profit merchandise items sold at our NTIs (primarily food related items) and the positive trend in same store sales.

Operating expenses

•	Operating expenses increased $24 million, primarily as a result of an increase in the average number of company operated convenience stores during 2014 and an increase in health care costs.
Asset Impairments

•
We recorded asset impairments of $3 million in 2014 as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites.

Gain on sale of assets, net resulting from our network optimization program
In the first quarter of 2014, we conducted market reviews across our entire U.S. system and, as a result, identified approximately 93 company operated convenience stores that were candidates for sale. Convenience stores were identified based on several criteria including fuel volumes, inside sales and operating cash flows. These convenience stores are smaller and less profitable than the average convenience stores in our network of convenience stores. In the second quarter of 2014 we engaged an outside consultant, NRC Realty & Capital Advisors, LLC, to market these properties. During the fourth quarter of 2014, we closed on the sale of 71 of these convenience stores and recognized a gain of $32 million in “Gain on sale of assets, net” on the consolidated statement of income.
Of the remaining 22 stores classified as held for sale at September 30, 2014, 8 were sold in January and February of 2015. While management believes these stores met the criteria as being held for sale at December 31, 2014, they have not been presented separately on the balance sheet as the total net book value of these 8 stores is not considered material. Circumstances changed for the remaining stores and, although they continue to be marketed, management believes that these stores did not meet the criteria as being held for sale at December 31, 2014.

We impaired the value of certain of these convenience stores during the third quarter of 2014 where the net book value exceeded the anticipated net sales proceeds. The anticipated sales proceeds were net of estimated selling costs including brokerage fees, commissions and environmental assessment costs. The total amount of these write downs was $2 million, and is included in “Asset impairments” on the consolidated statement of income.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating revenues declined $146 million, or 2%, gross profit declined $23 million, or 3%, operating expenses increased $16 million, or 4%, and we recorded asset impairments of $5 million in 2013, which were the primary reasons for the operating income decrease of $48 million, or 20%.
The results were driven by:
Operating revenues

•
A decline in the price per gallon of motor fuel that we sold contributed $205 million of the decline to our motor fuel operating revenues, which was attributable to the volatility in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
A decline in motor fuel sales volumes at our legacy stores of 14 million gallons, which decreased motor fuel operating revenues by $46 million and was partially due to a change in our motor fuel pricing strategy as well as inclement weather.

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
Gross profit

•
A decrease in motor fuel gross profit of $36 million, or $0.02 per gallon, driven by volatility in crude oil and wholesale motor fuel prices, as we were unable to immediately pass along wholesale price increases, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•	Also contributing to the gross profit decline was a $9 million increase to our cost of sales as a result of the new price formulas under the U.S. Fuel Supply Agreements.

•
Partially offsetting the decline was an increase of $14 million to our merchandise gross profit primarily from an increase in the average number of company operated convenience stores during 2013 as well as an increase in our merchandise gross profit percentage during 2013 from the increased contribution of higher-profit items driven by NTIs and additional proprietary brand offerings.

Operating expenses

•	Operating expenses increased $16 million, primarily as a result of an increase in the average number of company operated convenience stores during 2013.
Asset Impairments

•
We recorded asset impairments of $5 million in 2013 as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites.

Canadian Retail
The following tables highlight the results of operations and certain operating metrics of our Canadian Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (which are expressed in millions of U.S. dollars, except where indicated and except for the number of retail sites, per site per day and per gallon amounts):

	Year Ended December 31,
	2014	2013	2012
Operating revenues:
Motor fuel	$3,957	$4,242	$4,425
Merchandise	252	259	257
Other	493	515	546
Total operating revenues	$4,702	$5,016	$5,228
Gross profit:
Motor fuel	$241	$242	$253
Merchandise	69	72	75
Other	83	84	83
Total gross profit	393	398	411
Operating expenses	236	243	246
Depreciation, amortization and accretion expense	38	36	37
Asset impairments	—	1	—
Operating income	$119	$118	$128

Total retail sites (end of period):
Company operated (fuel and merchandise)	293	272	261
Commission agents (fuel only)	495	499	507
Cardlock (fuel only)	73	75	80
Total retail sites (end of period)	861	846	848

Average retail sites during the period:
Company operated (fuel and merchandise)	280	267	260
Commission agents (fuel only)	499	499	520
Cardlock (fuel only)	74	77	81
Average retail sites during the period	853	843	861

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,230	3,298	3,340
Motor fuel sales (per site per day)	$12,719	$13,790	$14,051
Motor fuel gross profit per gallon, net of credit card fees	$0.240	$0.238	$0.242

Company operated retail site statistics:
Merchandise sales (per site per day)	$2,475	$2,658	$2,743
Merchandise gross profit percentage, net of credit card fees	27.3%	27.9%	28.9%

Canadian Retail (continued)

	Company Operated(a)
	Year Ended December 31,
	2014	2013
Retail sites:
Beginning of period	272	261
NTIs	10	7
Acquisitions(g)	5	1
Conversions, net(b)	6	4
Closed or divested	—	(1)
End of period	293	272

Average foreign exchange rate for $1 CAD to USD	0.90567	0.96964

Same store information ($ amounts in CAD):(c),(d)
Company operated retail sites	255	255
Motor fuel sales (gallons per site per day)	3,433	3,539
Merchandise sales (per site per day)	$2,767	$2,780
Merchandise gross profit percent, net of credit card fees	27.4%	28.0%
Merchandise sales, ex. cigarettes (per site per day)	$1,389	$1,412
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.6%	37.2%
Merchandise gross profit dollars	$70	$72
Other services operating revenues(e)	$15	$15

NTI information ($ amounts in CAD)(c),(f):
Company operated retail sites at end of period	33
Company operated retail sites (average)	25
Motor fuel sales (gallons per site per day)	5,173
Merchandise sales (per site per day)	$3,072
Merchandise gross profit percent, net of credit card fees	28.0%
Merchandise sales, ex. cigarettes (per site per day)	$1,672
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.2%

Canadian Retail (continued)

	Commission agents(a)
	Year Ended December 31,
	2014	2013
Retail Sites:
Beginning of period	499	507
New dealers	13	18
Conversions, net(b)	(6)	(4)
Closed or de-branded	(11)	(22)
End of period	495	499

Same Store Information(d):
Retail sites	452	452
Motor fuel sales (gallons per site per day)	2,657	2,782

(a)
Company operated retail sites sell motor fuel and merchandise. The Company sells only motor fuel at commission agent sites. We do not currently distinguish between core and non-core stores in our Canadian Retail segment. All sites in our Canadian Retail segment are core stores.

(b)
Conversions represent stores that have changed their classification from commission agents to company owned and operated or vice versa. Changes in classification result when we either take over the operations of commission agents or convert an existing company owned and operated store to commission agents.

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

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings. NTIs exclude commission agents. As of December 31, 2014, approximately 52% of the total NTIs were opened in the last two years and are considered to be in the development period.

(g)	Includes one store that was re-opened in December 2014 after being closed in 2013.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating revenues declined $314 million, or 6%, gross profit declined $5 million, or 1%, operating expenses declined $7 million, or 3%, and operating income increased $1 million, or 1%.
Significant items impacting these results included:
Operating revenues

•
A decline of $333 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during 2014, and equal to U.S. $0.97 during 2013, representing a decrease in value of 6%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues increased $19 million. This increase was primarily attributable to:

◦
A $38 million increase in operating revenues primarily attributable to an increase in the retail price of our motor fuel. The increase in our retail price of motor fuel was attributable to an increase in provincial excise taxes on motor fuel in Québec. In terms of Canadian dollars, the average daily spot price of NYHC decreased 1%.

◦
Our heating oil revenues increased $1 million due to higher volume, which in turn was primarily attributable to colder weather. Heating oil revenues also increased $12 million due to higher selling prices.

◦	An increase in merchandise revenues of $12 million, primarily due to our NTIs, as our average company operated store count increased by 13 stores over 2013.

◦
Partially offsetting these increases was a decline of $44 million attributable to an 1% decrease in the volume of motor fuel we sold as a result of inclement weather and competitive factors in our markets, primarily Québec, such as discount retailers that priced their motor fuel to gain or retain market share.

Gross profit

•	The decrease in the value of the Canadian dollar resulted in a $28 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $17 million while our merchandise gross profit increased $2 million. The increase in our motor fuel gross profit was attributable to a $0.01 increase in CPG, excluding the effects of foreign exchange. The increase in CPG was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The increase in merchandise gross profit was driven by the increase in our average company operated store count.

Operating expenses

•
Operating expenses declined $7 million primarily from the weakening of the Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $10 million, primarily as a result of an increase in the average number of company operated convenience stores during 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating revenues declined $212 million, or 4%, and gross profit declined $13 million, or 3%, which was the primary reason for the operating income decline of $10 million, or 8%.
Significant items impacting these results included:
Operating revenues

•
A decline of $155 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.97 during 2013, and equal to U.S. $1.00 during 2012, representing a decrease in value of 3%.

•	Excluding the effects of foreign exchange movements, our operating revenues declined $57 million. This decline was attributable to:

◦	A decline of $131 million attributable to a 31 million gallon decrease in the volume of motor fuel we sold as a result of a decline in the average number of retail sites in 2013.

◦	A $79 million increase in operating revenues partially offset the declines discussed above and was primarily attributable to an increase in provincial fuel taxes in Québec.
Gross profit

•	The decrease in the Canadian dollar resulted in a $12 million gross profit decline.

•	A $7 million motor fuel gross profit decline was attributable to a decline in the volume of motor fuel sold as a result of a decline in the average number of retail sites open in 2013.

•	Also contributing to the gross profit decline was an $8 million increase to our cost of sales as a result of the new price formulas under the Fuel Supply Agreement in Canada.

•	Excluding the effects of foreign exchange and the fuel supply agreement, our motor fuel gross profit increased $11 million from a slight increase in our CPG.
Operating expenses

•	Operating expenses declined $3 million primarily from the weakening of the Canadian dollar relative to the U.S. dollar.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica, which was acquired on October 1, 2014. CrossAmerica is presented excluding the purchase price adjustments resulting from the GP Purchase and the IDR Purchase to be consistent with how our management reviews its results. The impact of purchase accounting is to increase depreciation, amortization and accretion expense by $7 million for the three months ended December 31, 2014. Substantially all of CrossAmerica’s operating results are attributable to noncontrolling interest. The table is presented in millions of dollars except for the number of fuel distribution sites, gallon amounts and per gallon amounts.

October 1 - December 31
2014
Operating revenues:
Motor fuel	$551
Merchandise	25
Other(a)	11
Total operating revenues	$587
Gross profit:
Motor fuel	$21
Merchandise	7
Other	6
Total gross profit	34
Operating expenses	11
Depreciation, amortization and accretion expense	12
Operating income	$11

Motor fuel distribution sites (end of period):(b)
Lessee dealers (Wholesale)	274
Independent dealers (Wholesale)	412
Affiliated dealers (Wholesale)	200
CST’s U.S. Retail Segment (Wholesale)	25
Commission agents (Retail)	76
Non-core convenience stores (Retail)(d)	87
Total	1,074

Wholesale volume of gallons distributed (millions)(c)	241
Wholesale margin per gallon	$0.071

Retail volume of gallons distributed (millions)(c)	43
Retail margin per gallon, net of credit card fees and commissions	$0.085

Total system volume of gallons distributed (millions)	242
Total system margin per gallon, net of credit card fees and commissions	$0.085
(a) Primarily consists of rental income.
(b) In addition, CrossAmerica distributes motor fuel to 17 sub-wholesalers who distribute to additional sites.

(c)	Includes 42 million gallons of intercompany volumes distributed between CrossAmerica’s wholesale operations and its retail operations.
(d) Represents recently acquired retail sites that are being evaluated to determine if: (i) the continued ownership of the retail sites is consistent with the U.S. Retail segment’s core operating strategy; or (ii) the retail site is to be converted into a wholesale dealer operation managed by CrossAmerica or divested.

Outlook
U.S. Retail
The upward trend in crude oil prices experienced in the first half of 2014 reversed in the second half, driven by unfavorable macroeconomic conditions that weakened the outlook of global crude demand and growing crude oil production domestically.   As a result of the falling price of crude oil, we experienced strong motor fuel gross profits in the second half of 2014. We expect that crude oil pricing will gradually increase over the coming quarters, absent any macroeconomic or geopolitical changes that could cause the return of market volatility in 2015. We continue to operate in a very competitive retail environment with intense competition for market share from our industry peers, high volume retailers and retailers that are offering consumers with cross promotional programs (i.e. grocers and convenience channels). We believe that our experience and our focus on maximizing gross profits allow us to effectively compete in the market. Our scale, distribution capabilities, private label penetration and superior team members in our stores enable us to offer a delightful, convenient shopping occasion favored by today’s consumer. Our systems and processes enable us to vary the merchandise offering and retail prices by location in order to better serve our local customers and maximize gross profit dollars. We plan to continue our aggressive NTI growth strategy in 2015 by adding 35 to 40 new stores, expanding our network market share and growing our Corner Store brand value. Additionally, we believe the industry will continue to consolidate. In the coming quarters, we expect to successfully integrate stores from our acquisition of Nice N Easy Grocery Shoppes in upstate New York and the sites from the Landmark acquisition in the San Antonio and Austin markets, which also brought the Shell brand to our portfolio in Texas. In addition to the expansion of business opportunities, these recent acquisitions give us the opportunity to capitalize on best practices and processes discovered in the acquired companies, presenting opportunities for efficiencies in the legacy network.
Canadian Retail
Like our U.S. Retail segment, our Canadian Retail segment continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have continued to add motor fuel offerings and have expanded into new territories, however, at a slower pace than previous years. While currently representing a limited amount of our motor fuel supply, we have expanded our fuel offering into a wider portfolio of brands, including both Shell and Esso, which allows us to gain insight into expanded marketing tools that impact consumer behavior, such as loyalty programs. We also have plans to run seasonal programs in other markets. Similar to our U.S. Retail segment, we believe there is an opportunity to better serve consumers by increasing our offerings to include more grocery items and/or an expanded food service offering specific to each of our markets and we intend to continue our NTI program by adding 10 to 12 new stores in the coming year. Our results were negatively impacted by the unfavorable reduction in the value of the Canadian dollar relative to the U.S. dollar versus the corresponding periods. Due to the differential between exchange rates currently in effect and those in effect at the same time last year, we believe the results will likely continue to be negatively impacted by exchange rates in the near term.
CrossAmerica
We believe our investment in CrossAmerica complements our growth strategy because it provides us access to the MLP capital markets to fuel growth through acquisitions. We also believe CrossAmerica provides us with the infrastructure for the development and management of a wholesale fuel supply business, new store growth, increased geographic and brand diversity of our current portfolio and provides a return of cash through IDR and common unit distributions. The first asset drop was completed at the beginning of 2015. Based on our current plans, we anticipate that there will be an additional asset drop or drops occurring in 2015.

Liquidity and Capital Resources
Capital Structure
As discussed above under the heading “Items 1., 1A., and 2. Business, Risk Factors and Properties—Overview,” CST is a publicly traded corporation and CrossAmerica is a publicly traded MLP. CST consolidates CrossAmerica due to its 100% ownership of the General Partner of CrossAmerica. Each company was publicly traded before the GP Purchase and the IDR Purchase and each company continues to be publicly traded.
CST and CrossAmerica maintain separate debt and equity structures. As such, CST and CrossAmerica each maintain separate credit facilities with separate covenants and restrictions. In addition, CST has publicly registered 5% senior notes, the terms of which are covered by a bond indenture. Our subsidiary that owns the General Partner of CrossAmerica has been designated an “unrestricted” subsidiary under this bond indenture. There are no guarantees of outstanding debt between CST and CrossAmerica. The IDRs and any future limited partnership interest acquired by CST are considered collateral under its revolving credit agreement.
Cash Flows
For the Year Ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2014 was $355 million compared to $440 million for the year ended December 31, 2013. Cash provided by operating activities during 2013 was positively impacted by the change related to our payment terms on motor fuel purchased from Valero effective on the date of the spin-off, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 22 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Net cash used in investing activities for the year ended December 31, 2014 was $312 million compared to $206 million for the year ended December 31, 2013. In 2014, we increased our NTI build program with a resulting increase in capital expenditures, we purchased Nice N Easy for $24 million and paid cash of $17 million as part of the GP Purchase and IDR Purchase. CrossAmerica's purchase of Nice N Easy for $54 million also contributed to the cash outflows. These cash outflows were partially offset by $58 million of cash received from our network optimization program.
Net cash used in financing activities for the year ended December 31, 2014 was $36 million compared to net cash provided by financing activities of $85 million for the year ended December 31, 2013. During 2014, we spent $22 million on our share repurchase program, $19 million for the payment of dividends on CST common stock, $12 million for the payment of CrossAmerica distributions and made payments of $34 million on our term loan. These cash outflows were partially offset by $55 million of borrowings by CrossAmerica on their revolving credit facility.
Cash flows for the year ended December 31, 2014 include the cash flows from CrossAmerica from October 1, 2014 (the date of the GP Purchase) through December 31, 2014. For the period from October 1, 2014 through December 31, 2014, CST consolidated net cash increased by $15 million related to CrossAmerica.
For the Year Ended December 31, 2013
Net cash provided by operating activities for the year ended December 31, 2013 was $440 million compared to $364 million for the year ended December 31, 2012. The increase in cash provided by operating activities was due primarily to the change related to our payment terms on motor fuel purchased from Valero, which were increased to “net 10” days after taking title to the motor fuel. Changes in cash provided by or used for working capital are shown in Note 22 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Net cash used in investing activities for the year ended December 31, 2013 was $206 million compared to $215 million for the year ended December 31, 2012. An increase in capital expenditures in 2013, primarily in the U.S. for sustaining capital and NTIs, was offset by the $61 million acquisition of Crackerbox in 2012.
Net cash provided by financing activities for the year ended December 31, 2013 was $85 million compared to net cash used in financing activities of $220 million for the year ended December 31, 2012. During the year ended December 31, 2013, we transferred $378 million of net cash to Valero, primarily from proceeds of our term loan facility, which were not retained by us, offset by the net cash activity between us and Valero prior to the spin-off. Prior to the spin-off, Valero maintained a centralized cash management program and swept our cash daily.
Non–GAAP Measures
GAAP does not recognize EBITDA as a financial measure. EBITDA is a non-U.S. GAAP financial measure that represents net income before income taxes, interest expense and depreciation, amortization and accretion expense. EBITDAR is a non-U.S.

GAAP financial measure that further adjusts EBITDA by excluding minimum rent expense. We believe that EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; and (b) securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities. EBITDA and EBITDAR are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP.
The following table presents a reconciliation of net income to EBITDA and EBITDAR (in millions):

	Year Ended
	December 31, 2014	Oct. 1 - Dec. 31	Year Ended December 31,
	CST	CrossAmerica	2014	2013	2012
Net income	$200	$(20)	$180	139	208
Interest expense	42	3	45	27	1
Income tax expense	106	3	109	76	105
Depreciation, amortization and accretion	128	19	147	118	115
EBITDA	476	5	481	360	429
Minimum rent expense	28	5	33	28	25
EBITDAR	$504	$10	$514	388	454
Debt
As of December 31, 2014, our consolidated debt consisted of the following (in millions):

CST debt:(a)
5.00% senior notes due 2023	$550
Term loan due 2019	453
Total CST debt	1,003
CrossAmerica debt:(b)
Revolving credit facility	200
Other	27
Total CrossAmerica debt	227
Total consolidated debt outstanding	1,230
Less current portion	(73)
Consolidated debt, less current portion	$1,157
(a) The assets of CST can only be used to settle the obligations of CST and creditors of CST have no recourse to the assets or general credit of CrossAmerica. CST has pledged its equity ownership in CrossAmerica to secure the CST credit facility.
(b) The assets of CrossAmerica can only be used to settle the obligations of CrossAmerica and creditors of CrossAmerica have no recourse to the assets or general credit of CST.
Debt related to CST
The CST $550 million 5% senior notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of our domestic subsidiaries. The notes and the guarantees are unsecured senior obligations of CST and the guarantor subsidiaries, respectively. Accordingly, they are: equal in right of payment with all of our and the guarantors’ existing and future senior unsecured indebtedness; senior in right of payment to any of our and the guarantors’ future subordinated indebtedness; effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness, including indebtedness under our new credit facilities; and effectively subordinated to all future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us).

In connection with the GP Purchase and the IDR Purchase, we entered into the Second Amendment to the Credit Agreement and Amendment to the Guarantee and Collateral Agreement (the “CST credit facility”), dated as of September 30, 2014 (the “Amendment”). We capitalized $2 million in bank fees in the third quarter of 2014 as a result of the Amendment. The Amendment became effective concurrently with the closing of the GP Purchase and the IDR Purchase on October 1, 2014.
The CST credit facility provides for a revolving credit facility with aggregate outstanding borrowings of up to $300 million. As of December 31, 2014, approximately $297 million was available for future borrowings. The Amendment contains financial covenants consisting of (a) a maximum total lease adjusted leverage ratio set at not greater than 3.75 to 1.00, and (b) a minimum fixed charge coverage ratio set at not less than 1.30 to 1.00. As of December 31, 2014, our lease adjusted leverage ratio and fixed charge coverage ratio were 2.30 to 1.00 and 2.70 to 1.00, respectively.
The CST credit facility also provides for a funded term loan facility, of which the balance was $453 million as of December 31, 2014. Outstanding borrowings under this term loan facility are LIBOR loans bearing interest at 1.92% (effective 30 day LIBOR plus a spread of 1.75%) as of December 31, 2014.
The CST credit facility outstanding borrowings are guaranteed by our domestic subsidiaries and secured by security interests and liens on substantially all of our domestic subsidiaries’ assets, including 100% of the capital stock of our domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting equity interests of material, first-tier, foreign subsidiaries, subject to certain customary exceptions.
As of December 31, 2014, CST also had capital lease obligations of $11 million of which $1 million are current obligations.
The CST debt and financing agreements do not have rating agency triggers that would increase the interest rates applicable to our existing senior unsecured debt or automatically require us to post additional collateral. However, any future reduction in the ratings outlined below or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing in the future and the future cost of such financings. As of December 31, 2014, the ratings on CST senior unsecured debt were as follows:

Rating Agency	Rating
Standard & Poor’s Rating Services	BB (stable outlook)
Moody’s Investor Services	Ba3 (stable outlook)
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
Debt related to CrossAmerica
CrossAmerica maintains a separate revolving credit facility that provides aggregate outstanding borrowings of up to $550 million. The notional amount of availability under this revolving credit facility was $333 million at December 31, 2014. CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50 to 1.00 for periods after December 31, 2014, except for periods following a material acquisition. However, if an offering of equity interests (as defined) in CrossAmerica occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50 to 1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00 to 1.00 for the first two full fiscal quarters following the closing of a material acquisition or 5.50 to 1.00 upon the issuance of qualified senior notes (as defined) in the aggregate principal amount of $175 million or greater. CrossAmerica is also required to maintain a senior leverage ratio (as defined) after the issuance of qualified senior notes of $175 million or greater of less than or equal to 3.00 to 1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.
CrossAmerica’s debt and financing agreements have not been rated by an independent ratings agency. As such, there are no ratings agency triggers that would increase the interest rates applicable to CrossAmerica’s debt or require CrossAmerica to post additional collateral.
CrossAmerica entered into a lease for certain sites for which CrossAmerica is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. CrossAmerica recorded $26 million of debt related to this obligation, which was determined to be its fair value, and the payments made until the purchase will be classified as interest expense. See additional disclosure related to this obligation in the “Contractual Obligations” table below.

CrossAmerica also issued a $1 million note payable in connection with a 2013 acquisition. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these sites.
As of December 31, 2014, CrossAmerica also had capital lease obligations of $63 million of which $3 million are current obligations.
See Note 13 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for additional disclosures of our indebtedness.
Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve and renovate our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In 2014, our capital expenditures also include $43 million related to the purchase and improvement of an existing distribution warehouse and adjoining offices, the amounts of which are included in sustaining capital in the table below. We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facilities to continue to operate and grow our business for the next twelve months.
Subsequent to the GP Purchase, we intend to utilize CrossAmerica’s capital structure (through debt and equity issuances) to fund our NTI and acquisition growth activities. Real property associated with NTI construction will periodically be sold by CST to CrossAmerica and subsequently leased back to CST. In addition, real property obtained through acquisitions is expected to be owned by CrossAmerica and leased to CST or other third parties. CST also intends, from time to time, to sell a portion of its existing wholesale fuel supply business to CrossAmerica, by selling equity interests in the subsidiary that conducts this business. We expect that CrossAmerica will pay for these equity interests in cash and limited partnership units.
During 2014, we completed 28 NTIs in the U.S., focused in key markets in Texas. In Canada, we completed 10 NTIs, focused in the Greater Toronto, Ottawa and Montreal areas.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
U.S. Retail Segment
NTI	$130	$93	$66
Acquisitions	24	—	61
Sustaining capital	97	59	48
	251	152	175
Canadian Retail Segment
NTI	29	22	18
Acquisitions	7	7	—
Sustaining capital	27	26	24
	63	55	42
CrossAmerica
Sustaining capital	3	—	—
Acquisitions	54	—	—
	57	—	—

Total consolidated capital expenditures and acquisitions	$371	$207	$217

Contractual Obligations
Our contractual obligations as of December 31, 2014 are summarized below (in millions).

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
CST obligations:
Long-term debt	$47	$69	$75	$75	$187	$550	$1,003
Interest payments on debt	36	35	33	32	30	96	262
Capital lease obligations	3	3	3	2	2	10	23
Operating lease obligations	30	28	26	21	16	72	193
Other liabilities	20	16	4	5	4	96	145
Total CST obligations	136	151	141	135	239	824	1,626
CrossAmerica obligations:
Long-term debt(a)	—	5	5	6	206	5	227
Interest payments on debt	9	9	8	8	2	—	36
Financing obligations	6	6	6	6	6	65	95
Operating lease obligations	16	14	13	11	10	52	116
Total CrossAmerica obligations	31	34	32	31	224	122	474
Total consolidated obligations	$167	$185	$173	$166	$463	$946	$2,100

(a)
Subsequent to December 31, 2014, as a result of the sellers not exercising a put option that would have required CrossAmerica to purchase certain leased sites acquired in an acquisition, we have reflected the payoff of the $26 million financing in accordance with the purchase schedule prescribed in the applicable contracts. Note that this debt was classified as current in the December 31, 2014 balance sheet.

Long-term debt
Interest payments related to the CST term loan in the table above were calculated based on the effective interest rate on the term loan as of December 31, 2014, which was 1.92%. Interest payments related to the CrossAmerica revolving credit facility were calculated based on an estimated long-term interest rate on the revolving credit facility as of December 31, 2014, which was 3.50%.
Capital Lease and Financing Obligations
Both CST and CrossAmerica have land and certain convenience store properties under capital leases. Capital lease obligations in the table above include both principal and interest. The financing obligations of CrossAmerica consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because CrossAmerica's predecessor retained continuing involvement in the underlying sites.
Operating Lease Obligations
The operating lease obligations include leases for land, office facilities and retail sites. Operating lease obligations reflected in the table above include all operating leases that have initial or remaining non-cancelable terms in excess of one year, and are not reduced by minimum rentals to be received by us under subleases. In addition, such amounts do not reflect contingent rentals that may be incurred in addition to minimum rentals.
In connection with the spin-off, we entered into an Office Lease Agreement with Valero, pursuant to which we lease approximately 83,000 square feet of office space at the Valero corporate campus in San Antonio, Texas. The term of the lease is five years, but we have the right to terminate the lease at any time without penalty upon 180 days’ prior notice to Valero. Therefore, the amounts to be paid in future periods are not included in the table of contractual obligations above. Rent and other charges to be paid by us under the lease are consistent with the rates charged for comparable office space in the San Antonio area.
We lease office space in two locations in Montreal totaling approximately 69,000 square feet. These two leases expire in September 2029 and December 2029, respectively, and have cancelable terms that are greater than one year. Therefore, the amounts to be paid in future periods have been included in the table of contractual obligations.

The CrossAmerica principal executive offices are in Allentown, Pennsylvania in an office space leased by CrossAmerica. Future lease payments on this office lease are included within operating lease obligations.
Other Liabilities
Other liabilities include certain accrued expenses, asset retirement obligations and all long-term liabilities that are described in Note 12 of the notes to the consolidated and combined financial statements included elsewhere in this annual report. For purposes of reflecting amounts for other liabilities in the table above, we have made our best estimate of expected payments for each type of liability based on information available as of December 31, 2014.
Management Fees
CrossAmerica entered into an Amended and Restated Omnibus Agreement with CST, dated as of October 1, 2014. Pursuant to the terms of a transition services agreement by and between DMI and CST, DMI provided the management services it provided under the original Omnibus Agreement to CrossAmerica on our behalf until December 31, 2014. Beginning January 1, 2015 CrossAmerica pays CST the management fee, which currently is $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by CrossAmerica. The initial term of the agreement is five years and automatically renews for additional one-year terms unless either party provides notice as stipulated in the agreement. These amounts have been excluded from the table above as they are intercompany payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of December 31, 2014, $205 million of cash was held in Canada. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends subsequent to 2014. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Cash Held by CrossAmerica
As of December 31, 2014, $15 million of cash was held by CrossAmerica.
Concentration of Customers
CST has no significant concentration of customers. For the year ended December 31, 2014, CrossAmerica distributed approximately 25% of its total wholesale distribution volumes to affiliated dealers.
CST Dividends
We have paid regular quarterly cash dividends of $0.0625 per common share, or $4.7 million, each quarter, commencing with the quarter ended September 30, 2013. We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
CrossAmerica Distributions
Since the closing of its initial public offering, CrossAmerica has increased its quarterly distributions from $0.4375 per unit ($1.75 per unit on an annualized basis) to $0.5325 per unit (or $2.13 per unit on an annualized basis), a 21.7% increase. CrossAmerica paid a quarterly distribution of $0.5325 per unit related to the third quarter of 2014 and has declared a distribution of $0.5425 per unit related to the fourth quarter of 2014. CrossAmerica intends to pay a minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $10.7 million per quarter, or $42.8 million per year, based on the current number of common units and subordinated units outstanding. The amount of any distributions is subject to the discretion of the Board of Directors of CrossAmerica's General Partner which may modify or revoke CrossAmerica's cash distribution policy at any time. CrossAmerica's partnership agreement does not require CrossAmerica to pay any distributions.

Completion of the GP Purchase and the IDR Purchase
We completed the GP Purchase and the IDR purchase on October 1, 2014. The aggregate consideration paid for the GP Purchase and the IDR Purchase was $17 million in cash and approximately 2.04 million shares of CST common stock.
CrossAmerica’s IDRs
IDRs represent our right to receive an increasing percentage of CrossAmerica’s quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. If cash distributions to CrossAmerica’s limited partner unitholders exceed $0.5031 per unit in any quarter, CrossAmerica’s unitholders and we, as the holder of CrossAmerica’s IDRs, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%
During the fourth quarter of 2014, CrossAmerica distributed $119,000 to us with respect to the IDRs.
Stock Repurchase Plan
Our stock repurchase program is described under Item 5 above. As of December 31, 2014 we have repurchased 501,750 common shares for a total purchase price of approximately $22 million under this program. Through the date of this filing, we have purchased an additional 23,900 common shares for approximately $1 million in 2015.
As of December 31, 2014 we have also purchased 10,964 shares of our common stock in connection with withholding taxes related to the vesting of restricted stock. We plan to continue to purchase shares of our common stock in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.
Acquisition of Nice N Easy
In November 2014, CST jointly purchased with CrossAmerica the assets of Nice N Easy Grocery Shoppes. CrossAmerica purchased the real property as well as certain wholesale fuel distribution assets for $54 million and CST purchased the personal property, working capital and the convenience store operations for $24 million. See Note 3 under the caption “Acquisition of Property of Nice N Easy” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a more detailed discussion of this transaction.
The amounts paid by each entity have been finalized and were subject to an independent appraisal and purchase price determination.
Drop Down of CST Wholesale Fuel Supply Equity Interests
In January 2015, CST closed on the sale of 5% of our U.S. Retail segment’s wholesale fuel supply business to CrossAmerica in exchange for consideration of approximately 1.5 million common units representing limited partner interests in CrossAmerica. See Note 1 under the caption “Subsequent Event—Drop Down of Fuel Supply Equity Interests” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a more detailed discussion of this transaction.

Acquisition of Landmark Industries Stores
In January 2015, CST jointly purchased with CrossAmerica 22 convenience stores from Landmark Industries. CrossAmerica purchased all of the real property as well as certain wholesale fuel distribution assets for $44 million and CST purchased the personal property, working capital and the convenience store operations for $20 million. The amounts paid by each entity are subject to a final appraisal and purchase price determination, however the aggregate price paid to Landmark Industries will not change. See Note 3 under the caption “Subsequent Event—Acquisition of Landmark Industries Stores” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a more detailed discussion of this transaction.
Acquisition of Erickson Oil Products
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson Oil Products, Inc. and certain related assets for an aggregate purchase price of $85 million, subject to certain post-closing adjustments. The transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. The convenience store operations are currently under evaluation by our integration team to determine if they are suitable candidates for our U.S. Retail segment’s company owned convenience store operations.
Contingencies
Legal Matters
See Note 15 under the caption “Litigation Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a discussion of our legal matters.
Environmental Matters
See Note 15 under the caption “Environmental Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a discussion of our environmental matters.
Quarterly Results of Operations and Seasonality
Our business exhibits substantial seasonality due to the concentrated geographic areas of our stores, as well as the fluctuating customer activity during different times of the year. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.
See Note 23 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for financial and operating quarterly data for each quarter of 2014 and 2013.

New Accounting Policies
The adoption of the following new financial accounting pronouncements has not had, and is not expected to have, a material effect on our financial statements.
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08 (“ASU 2014-08”)—Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results. The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted ASU 2014-08 in 2014, and this adoption impacted the accounting treatment and disclosures related to stores we have been marketing for sale. We determined that certain of these stores met the criteria under ASU 2014-08 to be classified as held for sale, and in accordance with the guidance of ASU 2014-08, property and equipment, net and asset retirement obligations related to those stores was presented separately on the balance sheet at September 30, 2014. Due to materiality and changing circumstances, the remaining unsold stores have not been presented separately on the balance sheet at December 31, 2014. See additional disclosure regarding these stores in Note 8 of the consolidated and combined financial statements included elsewhere in this annual report.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (“ASU 2014-09”)—Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 will become effective for us in the first quarter of 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02 (“ASU 2015-02”)—Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships and other similar entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a full retrospective or a modified retrospective approach to adoption. Early adoption is also permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods.
As discussed in Note 2 of the notes to the consolidated and combined financial statements included elsewhere in this report, certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

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
Business Combinations
We account for business combinations in accordance with the guidance under Accounting Standards Codification (“ASC”) 805–Business Combinations. Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.
Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions and application of the acquisition method, see Note 3 to the consolidated and combined financial statements included elsewhere in this annual report.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of our fiscal year.
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
At December 31, 2014, we had $19 million of goodwill recorded in our U.S. Retail segment and $223 million from CrossAmerica. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2014. A future decline in the enterprise value of CrossAmerica could result in an impairment to goodwill. See Note 3 to the consolidated and combined financial statements included elsewhere in this annual report for disclosure of the GP Purchase and its effects on our consolidated financial statements, including goodwill.

Asset Retirement Obligations
We recognize the estimated future cost to remove our USTs over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time a UST is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the UST.
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
As of December 31, 2014 and 2013 our liabilities related to the removal of USTs recorded in the consolidated and combined financial statements were $105 million and $82 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2014 would change our asset retirement obligation by approximately $10 million. See also Note 12 under the caption “Asset Retirement Obligations” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Environmental Liabilities
As of December 31, 2014 and 2013, our environmental reserves recorded in the consolidated and combined financial statements were $5 million and $5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2014 would change our environmental liabilities and operating expenses by less than $1 million. See also Note 15 under the caption “Environmental Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Tax Matters
We are subject to tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities that cannot be predicted at this time. Tax liabilities include potential assessments of penalty and interest amounts.
Income taxes attributable to CrossAmerica’s earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual unit holder level.
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. See Note 15 under the caption “Tax Matters” and Note 19 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a further discussion of our tax liabilities.

Stock-Based Compensation
Prior to the spin-off, our employees participated in Valero’s stock-based compensation plans, and Valero allocated stock-based compensation costs to us based on Valero’s determination of actual costs attributable to our employees.
Stock-based compensation cost is measured in accordance with the provisions of ASC 718 Compensation—Stock Compensation (“ASC 718”) at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. ASC 718 requires the use of a valuation model to calculate the fair value of certain stock-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates, to value our stock options. Certain assumptions are based on a blend of our historical experience and an analysis of the common stock of our peers due to the short period of time our stock has been publicly traded. As the trading history of our stock lengthens, we will incorporate more of our history and less of our peers’ history. The expected term of an award is based on the terms and conditions of the stock awards granted to employees. The dividend yield is based on our intention to pay regular cash dividends. If different factors for volatility, expected term or dividend yield were utilized, it could significantly change the fair value assigned to stock-based awards at their grant date.
For the years ended December 31, 2014, 2013 and 2012, we recorded consolidated stock-based compensation expense of $18 million, $4 million and $2 million, respectively. Of the $18 million recorded for the year ended December 31, 2014, $8 million was related to CrossAmerica due to the accelerated vesting of awards upon the GP Purchase and a 2014 employee bonus plan to be paid in 2015 consisting of fully vested limited partner units. $1 million of the expense recorded during the year ended December 31, 2013 related to the accelerated vesting of certain stock-based awards under Valero’s plans in connection with the spin-off. See Note 17 of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a further discussion of our stock-based compensation.
Legal Matters
A variety of claims have been made against us in various lawsuits. We record a liability related to a loss contingency attributable to such legal matters if we determine the loss to be both probable and estimable. The recording of such liabilities requires judgments and estimates, the results of which can vary significantly from actual litigation results due to differing interpretations of relevant law and differing opinions regarding the degree of potential liability and the assessment of reasonable damages. However, an estimate of the sensitivity to earnings if other assumptions were used in recording our legal liabilities is not practicable due to the number of contingencies that must be assessed and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss. See Note 15 under the caption “Litigation Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report for a further discussion of our legal matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In connection with the spin-off, CST incurred an aggregate of $1.05 billion in new debt, $500 million of which consists of a five-year term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $300 million, and any borrowings would bear interest at variable rates. As of December 31, 2014, the CST term loan had an outstanding balance of $453 million, and we had not borrowed under the CST revolving credit facility. As of December 31, 2014, the borrowing rate on this term loan and revolving credit facility was 1.92% (LIBOR plus a spread of 1.75%).
At the date of the GP Purchase, CrossAmerica had entered into an amended and restated credit agreement which provided a revolving credit facility with an aggregate principal amount of up to $550 million. Outstanding amounts under this credit agreement bear interest at variable rates. As of December 31, 2014, CrossAmerica had $200 million outstanding under its revolving credit facility at an average interest rate of 2.7%.
As a result of these financing agreements, we are subject to market risk from exposure to changes in interest rates. The annualized effect of a one percentage point change in floating interest rates on our consolidated variable rate debt obligations outstanding at December 31, 2014 would be to change interest expense by approximately $7 million ($5 million from CST and $2 million from CrossAmerica). At this time we are not entered into any interest rate swaps or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A 1% decline in the 2014 weighted average exchange rate would have an impact to our net income of approximately $1 million. As of December 31, 2014, $205 million of cash was held in Canada.
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting.
The management of CST Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CST Brands, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of CrossAmerica GP LLC (formerly Lehigh Gas GP LLC) and its subsidiaries, which we acquired on October 1, 2014, and of Nice N Easy Grocery Shoppes (NNE), the operations of which we acquired on November 3, 2014, (as described in Note 3 of the notes to consolidated and combined financial statements). CrossAmerica GP LLC is the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), which is a consolidated variable interest entity of CST Brands, Inc. Our evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting also excludes the internal control over financial reporting of CrossAmerica Partners LP. The CrossAmerica GP LLC, NNE and CrossAmerica Partners LP consolidation acquisitions contributed approximately 5 percent of our total operating revenues for the year ended December 31, 2014 and accounted for approximately 33 percent of our total assets as of December 31, 2014. We plan to fully integrate CrossAmerica GP LLC, NNE and CrossAmerica Partners LP into our internal control over financial reporting in 2015.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control over financial reporting in its separate Form 10-K annual report. CrossAmerica’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 using the criteria set forth by COSO in the 2013 Internal Control-Integrated Framework. CrossAmerica’s management believes that as of December 31, 2014, CrossAmerica’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 74 of this report.
The independent public accounting firm for CrossAmerica has issued an attestation report on the effectiveness of CrossAmerica’s internal control over financial reporting and this report can be obtained from CrossAmerica’s Annual Report on Form 10-K as filed with the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of CST Brands, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated and combined statements of income, comprehensive income, cash flows, and changes in stockholders’ equity / net investment for each of the years in the three‑year period ended December 31, 2014. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We did not audit the financial statements of CrossAmerica Partners LP, a consolidated variable interest entity, which statements reflect total assets constituting 17 percent of consolidated total assets at December 31, 2014 and total revenues constituting 5 percent in 2014 of the consolidated total revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CrossAmerica Partners LP, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and report of the other auditors, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of CST Brands, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CST Brands, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2 to the consolidated and combined financial statements, the Company has changed its method of accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP
San Antonio, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of CST Brands, Inc. and subsidiaries:
We have audited CST Brands, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CST Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CST Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
CST Brands, Inc. acquired the General Partner (CrossAmerica GP) of CrossAmerica Partners LP (CrossAmerica) and Nice N Easy Grocery Shoppes (NNE) during 2014. CrossAmerica is a consolidated variable interest entity of CST Brands, Inc. Management excluded from its assessment of the effectiveness of CST Brands, Inc.’s internal control over financial reporting as of December 31, 2014, CrossAmerica GP’s, CrossAmerica’s and NNE’s internal control over financial reporting. The CrossAmerica GP, CrossAmerica, and NNE acquisitions contributed approximately 5 percent of total operating revenues for the year ended December 31, 2014 and accounted for approximately 33 percent of total assets as of December 31, 2014, included in the consolidated financial statements of CST Brands, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of CST Brands, Inc. also excluded an evaluation of the internal control over financial reporting of CrossAmerica GP, CrossAmerica, and NNE.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated and combined statements of income, comprehensive income, cash flows, and changes in stockholders’ equity / net investment for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP
San Antonio, Texas
February 27, 2015

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash (CrossAmerica: $15 at December 31, 2014)	$368	$378
Receivables, net of allowances of $1 and $1, respectively (CrossAmerica: $35 at December 31, 2014)	173	153
Inventories (CrossAmerica: $12 at December 31, 2014)	221	217
Deferred income taxes (CrossAmerica: $1 as of December 31, 2014)	12	7
Prepaid expenses and other (CrossAmerica: $10 at December 31, 2014)	24	11
Total current assets	798	766
Property and equipment, at cost (CrossAmerica: $490 at December 31, 2014)	2,662	1,981
Accumulated depreciation (CrossAmerica: $8 at December 31, 2014)	(705)	(655)
Property and equipment, net (CrossAmerica: $482 at December 31, 2014)	1,957	1,326
Intangible assets, net (CrossAmerica: $370 at December 31, 2014)	486	31
Goodwill (CrossAmerica: $223 at December 31, 2014)	242	18
Deferred income taxes	79	93
Other assets, net (CrossAmerica: $19 at December 31, 2014)	79	69
Total assets	$3,641	$2,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $29 at December 31, 2014)	$77	$36
Accounts payable (CrossAmerica: $31 at December 31, 2014)	157	99
Accounts payable to Valero	179	253
Accrued expenses (CrossAmerica: $21 at December 31, 2014)	79	43
Taxes other than income taxes (CrossAmerica: $10 at December 31, 2014)	37	17
Income taxes payable	16	10
Dividends payable	5	5
Total current liabilities	550	463
Debt and capital lease obligations, less current portion (CrossAmerica: $261 at December 31, 2014)	1,227	1,006
Deferred income taxes (CrossAmerica: $38 at December 31, 2014)	150	94
Asset retirement obligations (CrossAmerica: $19 at December 31, 2014)	102	79
Other long-term liabilities (CrossAmerica: $16 at December 31, 2014)	57	34
Total liabilities	2,086	1,676
Commitments and contingencies
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,674,450 and 75,599,944 shares issued as of December 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital (APIC)	488	406
Treasury stock, at cost; 512,714 common shares as of December 31, 2014	(22)	—
Retained earnings	269	87
Accumulated other comprehensive income (AOCI)	77	133
Total CST Brands, Inc. stockholders’ equity	813	627
Noncontrolling interest	742	—
Total stockholders’ equity	1,555	627
Total liabilities and stockholders’ equity	$3,641	$2,303
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenues(a)	$12,758	$12,777	$13,135
Cost of sales	11,487	11,680	12,002
Gross profit	1,271	1,097	1,133
Operating expenses:
Operating expenses	685	657	644
General and administrative expenses	140	78	61
Depreciation, amortization and accretion expense	147	118	115
Asset impairments	3	6	—
Total operating expenses	975	859	820
Gain on the sale of assets, net	32	—	—
Operating income	328	238	313
Other income, net	6	4	1
Interest expense	(45)	(27)	(1)
Income before income tax expense	289	215	313
Income tax expense	109	76	105
Consolidated net income	180	139	208
Net loss attributable to noncontrolling interest	20	—	—
Net income attributable to CST stockholders	$200	$139	$208
Earnings per common share
Basic earnings per common share	$2.63	$1.84	$2.76
Weighted-average common shares outstanding (in thousands)	75,909	75,397	75,397
Earnings per common share - assuming dilution
Diluted earnings per common share	$2.63	$1.84	$2.76
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,086	75,425	75,397

Dividends per common share	$0.250	$0.125	$—

Supplemental information:
(a) Includes excise taxes	$1,981	$2,027	$2,077
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2014	2013	2012
Consolidated net income	$180	$139	$208
Other comprehensive income (loss):
Foreign currency translation adjustment	(56)	(37)	10
Other comprehensive income (loss) before income taxes	(56)	(37)	10
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss)	(56)	(37)	10
Comprehensive income	124	102	218
Loss attributable to noncontrolling interests	(20)	—	—
Comprehensive income attributable to CST stockholders	144	102	218
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	180	139	208
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18	4	2
Depreciation, amortization and accretion expense	147	118	115
Gain on the sale of assets, net	(32)	—	—
Asset impairments	3	6	—
Deferred income tax expense (benefit)	24	16	(1)
Changes in working capital	15	157	43
Other operating activities, net	—	—	(3)
Net cash provided by operating activities	355	440	364
Cash flows from investing activities:
Capital expenditures	(285)	(200)	(156)
Proceeds from the sale of assets held for sale	58	—	—
CST acquisition of Nice N Easy	(24)	—	—
Acquisition of Crackerbox	—	—	(61)
GP Purchase and IDR Purchase	(17)	—	—
CrossAmerica acquisition of Nice N Easy	(54)	—	—
CrossAmerica cash acquired	9	—	—
Other investing activities, net	1	(6)	2
Net cash used in investing activities	(312)	(206)	(215)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	55	500	—
Payments of long-term debt	(34)	(12)	—
Purchases of treasury shares	(22)	—	—
Debt issuance and credit facility origination costs	(2)	(19)	—
Payments of capital lease obligations	(2)	(1)	(1)
Dividends and distributions paid	(31)	(5)	—
Net transfers to Valero	—	(378)	(219)
Net cash provided by (used in) financing activities	(36)	85	(220)
Effect of foreign exchange rate changes on cash	(17)	(2)	—
Net increase (decrease) in cash	(10)	317	(71)
Cash at beginning of year	378	61	132
Cash at end of year	$368	$378	$61

See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ NET INVESTMENT
(Millions of Dollars and Shares)

	CST Brands, Inc. Stockholders’ Equity
	Common		Treasury	Net	Retained			Non-Controlling	Total
	Stock	APIC	Stock	Investment	Earnings	AOCI	Total	Interest	Equity
Balance as of December 31, 2011	$—	$—	$—	$1,114	$—	$160	$1,274	$—	$1,274
Net income	—	—	—	208	—	—	208	—	208
Net transfers to Valero	—	—	—	(222)	—	—	(222)	—	(222)
Other comprehensive income	—	—	—	—	—	10	10	—	10
Balance as of December 31, 2012	—	—	—	1,100	—	170	1,270	—	1,270
Net income	—	—	—	43	96	—	139	—	139
Net transfers to Valero	—	—	—	(739)	—	—	(739)	—	(739)
Issuance of stock at the spin-off	1	(1)	—	—	—	—	—	—	—
Reclassification of net investment to APIC	—	404	—	(404)	—	—	—	—	—
Stock-based compensation expense	—	3	—	—	—	—	3	—	3
Dividends	—	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	—	(37)	(37)	—	(37)
Balance as of December 31, 2013	1	406	—	—	87	133	627	—	627
Recognition of noncontrolling interest due to GP Purchase	—	—	—	—	—	—	—	771	771
Net income (loss)	—	—	—	—	200	—	200	(20)	180
Stock-based compensation expense	—	10	—	—	—	—	10	3	13
Dividends	—	—	—	—	(18)	—	(18)	—	(18)
Shares issued in connection with the GP Purchase and IDR Purchase	—	72	—	—	—	—	72	—	72
Stock repurchases under buyback program	—	—	(22)	—	—	—	(22)	—	(22)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive loss	—	—	—	—	—	(56)	(56)	—	(56)
Balance as of December 31, 2014	$1	$488	$(22)	$—	$269	$77	$813	$742	$1,555
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CONCENTRATION RISK AND DROP DOWN OF FUEL SUPPLY INTEREST
Description of Business
We operate in the U.S. and Canada, and are one of the largest independent retailers of motor fuel and convenience merchandise items in North America. Our operations include (i) the sale of motor fuel at convenience stores, commission agent sites and cardlocks (which are unattended self-service fueling stations that provide motor fuel to fleet customers, such as trucking and other commercial customers), (ii) the sale of convenience merchandise items and other services (such as car wash operations, and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to automated teller machines), and (iii) the sale of heating oil to residential customers and the sale of heating oil and motor fuel to small commercial customers. We use the term “retail site” as a general term to refer to convenience stores, commission agent sites or cardlocks.
On October 1, 2014, we completed the GP Purchase and IDR Purchase for $17 million in cash and approximately 2.0 million shares of our common stock. As a result, we control the operations of CrossAmerica, a publicly traded limited partnership. CrossAmerica is engaged in the wholesale distribution of motor fuels, consisting of gasoline and diesel fuel, and the ownership and leasing of real estate used in the retail distribution of motor fuels. CrossAmerica's operations are conducted entirely within the U.S.
CST represents the business operations of CST and its respective legal subsidiaries before the consolidation of CrossAmerica. CST includes the investment in CrossAmerica’s General Partnership interest and IDRs, and all income associated with those investments.
Basis of Presentation
The consolidated financial statements reflect our financial results for all periods subsequent to the spin-off. The consolidated financial statements also include the results of CrossAmerica subsequent to the GP Purchase on October 1, 2014 as CrossAmerica is considered a consolidated variable interest entity.
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
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the years ended December 31, 2014, 2013 and 2012, our U.S. Retail and Canadian Retail segments purchased $9.5 billion, $10.5 billion and $10.8 billion, respectively, of motor fuel from Valero.
CrossAmerica purchases a substantial amount of motor oil from three suppliers. For the year ended December 31, 2014, CrossAmerica's wholesale business purchased approximately 37%, 28% and 22% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica's fuel purchases in 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Motor fuel purchases are recorded as a component of cost of sales based on price formulas that vary from terminal to terminal. The actual prices paid typically change daily, based on market fluctuations of wholesale motor fuel prices in the geographic locations where we purchase our motor fuel for resale.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations.
For the year ended December 31, 2014, CrossAmerica distributed approximately 25% of its total wholesale distribution volumes to affiliated dealers.
Subsequent Event—Drop Down of CST Wholesale Fuel Supply Equity Interests
On January 1, 2015, we closed on our first drop down of wholesale fuel supply interests to CrossAmerica. Under the terms of the Contribution Agreement (the “Contribution Agreement”) between CST Services LLC (“CST Services”), an indirect wholly owned subsidiary of ours, and CrossAmerica, CST Services contributed (the “Contribution”) a 5% limited partner interest in CST Fuel Supply LP (“CST Fuel”) to CrossAmerica in exchange for consideration of approximately 1.5 million common units representing limited partner interests in CrossAmerica. The value of the consideration was approximately $60 million based on a price per common unit equal to the closing price of CrossAmerica’s common units on the NYSE on December 31, 2014.
CST Fuel and its subsidiaries own the fuel supply agreements that provide wholesale motor fuel to CST’s U.S. company operated convenience stores. The primary fuel supply contract within CST Fuel is with Valero.
As a condition to closing, CST Services, CST Marketing and Supply and certain subsidiaries of CST Services (“Purchasers”) entered into a fuel distribution agreement (the “Fuel Distribution Agreement”), pursuant to which CST Marketing and Supply will, on an annual basis, sell and deliver to the Purchasers for at least 10 years no less than 1.57 billion gallons of branded and unbranded motor fuels at a fixed net margin of approximately $0.05 per gallon for resale at retail sites operated by such Purchasers.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
These consolidated and combined financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements include the consolidated accounts of CST Brands, Inc. and subsidiaries for all periods after the spin-off. All intercompany accounts and transactions have been eliminated in consolidation.
For all periods prior to the spin-off, these financial statements include the combined accounts of direct and indirect wholly owned subsidiaries of Valero that hold the assets and liabilities and reflect the operations of Valero’s retail business in the U.S. and Canada. Prior to the spin-off, these subsidiaries did not carry out any transactions with each other during the years presented; therefore, there were no transactions or accounts to be eliminated in connection with the combination.
CrossAmerica is a consolidated variable interest entity. The amounts shown in the parenthetical presentation on the consolidated balance sheet represent the assets of CrossAmerica that can only be used to settle the obligations of CrossAmerica and the liabilities of CrossAmerica for which creditors have no access to the assets or general credit of CST. CrossAmerica’s financial results are included in our 2014 results of operations as of October 1, 2014.
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
Receivables
Trade receivables represent amounts due from credit card companies, from our cardlock customers and from our heating oil customers (“trade receivables”). CrossAmerica’s trade receivables primarily relate to its wholesale motor fuel sales as credit is extended to customers based on evaluations of customers’ financial condition. Trade receivables are carried at original invoice amount. Other receivables consist primarily of amounts due from vendors related to vendor rebates (see “Merchandise Vendor Allowances and Rebates” for our policy regarding the accounting for vendor rebates). We maintain an allowance for doubtful accounts, which is adjusted based on management’s assessment of our customers’ historical collection experience, known credit risks and industry and economic conditions.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Inventories
Inventories are carried at the lower of cost or market. The cost of supplies and convenience store merchandise is determined principally under the weighted-average cost method. The cost of motor fuel inventories in our U.S. Retail segment is determined under the last-in, first-out (“LIFO”) method using the dollar-value LIFO method, with any increments valued based on average purchase prices for the year. The cost of motor fuel inventories in our Canadian Retail segment and our CrossAmerica segment is determined under the weighted-average cost method.
No provision for potentially slow moving or obsolete inventories has been made.
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
Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the related assets.
Impairment of Assets
Long-lived assets, which include property and equipment and finite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. See Note 4 for our impairment analysis of our long-lived assets.
Business Combinations
We account for business combinations in accordance with the guidance under Accounting Standards Codification (“ASC”) 805–Business Combinations. Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.
Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions and application of the acquisition method, see Note 3.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of our fiscal year.
In our annual impairment analysis, we used qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
If after assessing the totality of events or circumstances an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step test is unnecessary. However, if we determine that

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the first step of the two-step goodwill impairment test.
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
The impairment analysis performed in the fourth quarter of 2014 indicated that goodwill was not impaired.
Intangible Assets
Intangible assets are recorded at fair value at the date of acquisition and primarily relate to fuel supply agreements, distribution agreements, the IDRs and customer lists in our Canadian Retail segment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.
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
Asset Retirement Obligations
We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove underground storage tanks (“USTs”) used to store motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue from leasing arrangements for which CrossAmerica is the lessor are recognized ratably over the term of the underlying lease.
Shipping and Handling Costs
Costs incurred for the shipping and handling of motor fuel and convenience store merchandise are included in inventories, and therefore, reflected in cost of sales when the related items are sold.
Lease Accounting
We lease a portion of our properties under non-cancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum rental payments, certain leases require additional payments based on our sales volumes. We are typically responsible for payment of real estate taxes, maintenance expenses and insurance related to leased properties.
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites, and as CrossAmerica has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as financing transactions.
Income Taxes
We and CrossAmerica’s wholly owned, taxable subsidiary account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. Income taxes prior to the spin-off were accounted for and presented as if we were a separate taxpayer rather than a member of Valero’s consolidated income tax return.
Income taxes attributable to CrossAmerica’s earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual unit holder level.
We classify any interest expense and penalties related to the underpayment of income taxes in income tax expense.
Merchandise Vendor Allowances and Rebates
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
The aggregate amounts recorded as a reduction to cost of sales for vendor allowances and rebates for the years ended December 31, 2014, 2013 and 2012 were $71 million, $71 million and $70 million, respectively. The recording of vendor allowances and rebates does not require us to make any significant estimates.
Stock-Based Compensation
We have granted non-qualified stock options and restricted stock awards to certain employees. Stock-based compensation expense is based on the estimated grant-date fair value of the award. We recognize this compensation expense over the requisite service period of the award.
CrossAmerica has granted phantom units and other awards to employees of DMI who perform services for CrossAmerica. The value of these grants are remeasured at fair value at each balance sheet reporting date based on the fair market value of CrossAmerica’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term. The liability for the future grant of common units is included in accrued expenses and other current liabilities on the balance sheet.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cost of Sales
We include in our cost of sales all costs we incur to acquire motor fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. Cost of sales does not include any depreciation of our property and equipment, as any amounts attributed to cost of sales would not be significant.
Motor Fuel Taxes
In the U.S., we collect motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remit such taxes directly to those taxing authorities. Our accounting policy is to exclude such taxes collected and remitted from U.S. wholesale revenues and cost of sales and account for them as liabilities. All other motor fuel sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for the motor fuel.
Earnings per Common Share
Earnings per common share is computed by dividing net income attributable to CST by the weighted-average number of common shares outstanding for the year. Participating share-based payment awards, including shares of restricted stock and restricted stock units granted under our stock-based compensation plan, are included in the computation of basic earnings per share using the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Diluted earnings per common share reflects the potential dilution arising from our outstanding stock options, unvested restricted shares and unvested restricted units. Awards are excluded from the computation of diluted earnings per common share when the effect of including such shares would be anti-dilutive.
Financial Instruments
Our financial instruments include cash, accounts receivable, payables, our credit facilities, capital lease obligations, and trade payables. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 13.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results. The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted ASU 2014-08 in 2014, and this adoption impacted the accounting treatment and disclosures related to stores we have been marketing for sale. We determined that certain of these stores met the criteria under ASU 2014-08 to be classified as held for sale, and in accordance with the guidance of ASU 2014-08, property and equipment, net and asset retirement obligations related to those stores was presented separately on the balance sheet at September 30, 2014. Due to materiality and changing circumstances, the remaining unsold stores have not been presented separately on the balance sheet at December 31, 2014. See additional disclosure regarding these stores in Note 8 of the consolidated and combined financial statements included elsewhere in this annual report.
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
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02 (“ASU 2015-02”)—Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships and other similar entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a full retrospective or a modified retrospective approach to adoption. Early adoption

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

is also permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods.
Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

Note 3.	ACQUISITIONS
GP Purchase and IDR Purchase
As discussed in Note 1, in October 2014 we completed the GP Purchase and IDR Purchase. The aggregate consideration paid for the General Partner interest and the IDRs was $17 million in cash and 2.0 million shares of our common stock. We made this strategic investment in CrossAmerica for the following reasons:

•	CrossAmerica provides access to the master limited partnership (“MLP”) capital markets to provide capital for our growth;

•	We significantly increased our wholesale fuel supply business as this is the primary business of CrossAmerica;

•	CrossAmerica has historically grown through acquisitions and we acquired additional business development expertise to assist us in accelerating acquisitions;

•	CrossAmerica has multiple fuel supply relationships with major integrated energy companies, helping diversify CST’s available fuel supply; and

•
Creates a “sponsored MLP” relationship whereby certain CST assets, such as its dedicated fuel supply business and real property assets, can be dropped down (sold) to CrossAmerica for cash and limited partner consideration.

The execution of our business strategy, in concert with CrossAmerica, will enable CST to benefit from increasing cash flow streams from the IDRs and any limited partner interests it receives as consideration from the asset drops.
As a result of the GP Purchase, we control CrossAmerica’s General Partner and have the right to appoint all members of the Board of Directors of the General Partner. CrossAmerica is managed and operated by the Board of Directors and executive officers of the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not have a controlling ownership of CrossAmerica’s outstanding limited partner units. Therefore, under the guidance in ASC 810–Consolidation, we consolidate the financial results of CrossAmerica.
The GP Purchase was considered a business combination under ASC 805–Business Combinations and required all of the assets and liabilities of CrossAmerica to be recorded at fair value on the date of acquisition. Therefore, U.S. GAAP requires the historical cost amounts for all of CrossAmerica’s assets and liabilities to be recorded at their respective fair values on the date of acquisition even though no consideration of any kind was paid by CST for these assets and liabilities.
We engaged a third party valuation services firm to assist in the calculation of the fair value of CrossAmerica’s assets and liabilities, and included these fair values in our consolidated financial statements. The fair value of CrossAmerica’s net assets were determined based on its enterprise value immediately preceding the GP Purchase, therefore a future decline in the enterprise value of CrossAmerica could result in an impairment to goodwill. Because CrossAmerica is a publicly traded company, the enterprise value was based on readily available market prices for its debt and equity securities. Once the property, equipment and definite-lived intangible assets were recorded at fair value, the residual amount was allocated to goodwill because the fair value of the remaining assets and liabilities approximated their book values. The tangible assets primarily consisted of buildings, USTs and equipment and the definite-lived intangible assets consisted of fuel supply and distribution agreements. The determination of fair values is preliminary, pending completion of the valuation of certain property, equipment, definite-lived intangibles and any related deferred tax effects, and is expected to be finalized during the first quarter of 2015.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair values of CrossAmerica’s assets and liabilities on the date of acquisition were as follows (in millions):

Current assets (excluding inventories)	74
Inventories	14
Property and equipment	436
Intangibles	367
Goodwill	213
Other assets	18
Current liabilities	(65)
Long-term debt and capital leases	(236)
Deferred tax liabilities	(33)
Other liabilities	(17)
Non-controlling interest	(771)
Total consideration	$—
Acquisition of Property of Nice N Easy
In November 2014, CST and CrossAmerica jointly purchased the assets of Nice N Easy Grocery Shoppes (“Nice N Easy”). CrossAmerica purchased the real property of 23 fee sites as well as certain wholesale fuel distribution assets. CST purchased the retail operations of 32 company-operated convenience stores and certain other assets, including certain personal property, inventory and working capital. All of the Nice N Easy sites are located in the state of New York. CrossAmerica entered into a lease agreement on the acquired real estate with CST at a “triple net” lease rate of 7.5% and CrossAmerica provides wholesale fuel supply to certain of these sites under long term agreements with a fuel gross profit margin of approximately $0.06 per gallon.
The final allocation of the purchase price was subject to certain adjustments, which were approved on December 15, 2014 by the executive committee of the Board of Directors of CST (“Executive Committee”) and on behalf of CrossAmerica by the conflicts committee (the “Conflicts Committee”) of the Board of Directors of the General Partner of CrossAmerica. The Executive Committee and the Conflicts Committee approved an adjustment to the allocation of the purchase price so that the aggregate purchase price paid by CST was $24 million and the aggregate purchase price paid by CrossAmerica was $54 million.
Subsequent Event—Acquisition of Landmark Industries Stores
In January 2015, CST and CrossAmerica jointly purchased 22 convenience stores from Landmark Industries. The stores operated under the Timewise brand name, offering Shell branded motor fuel. Of the 22 convenience stores, 20 are located in the San Antonio, Texas area and 2 are located in the greater Austin, Texas area. CrossAmerica purchased the real property of the 22 fee sites as well as certain wholesale fuel distribution assets for an initial payment of $44 million. CST purchased the personal property, working capital and the convenience store operations for an initial payment of $20 million. The amounts paid between CrossAmerica and CST are subject to adjustment following completion of independent appraisals. CrossAmerica is leasing the acquired real estate to CST at a “triple net” lease rate of 7.5% and will provide wholesale fuel supply to the 22 sites under long term agreements with a fuel gross profit margin of approximately $0.05 per gallon.
Subsequent Event—Acquisition of Erickson Oil Products
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson Oil Products, Inc. and certain related assets for an aggregate purchase price of $85 million, subject to certain post-closing adjustments. The transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. The convenience store operations are currently under evaluation by our integration team to determine if they are suitable candidates for our U.S. Retail segment’s company owned convenience store operations.
Other Acquisitions
During 2014, we acquired four new company operated sites and purchased six commission agents, converting them to company operated sites, in our Canadian Retail segment for $7 million.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 4.	ASSET IMPAIRMENTS
Where applicable, our retail sites are the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of long-lived assets. Cash flows from each retail site vary from year to year and as a result, we identified and recorded asset impairments in 2014 and 2013 of $3 million and $6 million, respectively, as changes in market demographics, traffic patterns, competition and other factors impacted the overall operations of certain of our individual retail sites.
For each retail site where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the retail site’s carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these retail sites to measure the impairment. To estimate the fair value of our retail sites, we used a discounted cash flow method that reflected internally developed cash flows that included, among other things, our expectations of future cash flows based on sales volume, gross profits, operating expenses, discount rates and an estimated fair value of the land.
As discussed in Note 8, in the third quarter of 2014, we wrote down the value of certain retail sites that were candidates for sale where the net book value exceeded the anticipated net sales proceeds. The anticipated sales proceeds were net of estimated selling costs including brokerage fees, commissions and environmental assessment costs. The total amount of these write downs was $2 million, and is included in “Asset impairments” on the consolidated statement of income.

Note 5.	FAIR VALUE MEASUREMENTS
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

During the twelve months ended December 31, 2014, there were no transfers between the fair value hierarchy levels.
As discussed in Note 3, CST made two acquisitions in the fourth quarter of 2014. The purchase of the General Partner and IDRs of CrossAmerica were recorded at their fair value as indefinite lived intangibles. The purchase of the General Partner also required all of the assets and liabilities of CrossAmerica to be recorded at fair value on the date of acquisition on the consolidated balance sheet. The assets of Nice N Easy jointly purchased by CST and CrossAmerica were also recorded at fair value on the date of acquisition.
We do not have any other financial instruments measured at fair value on our balance sheets for any of the periods presented. Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash, accounts receivable, our credit facilities and trade payables. The fair value disclosure related to our debt is located in Note 13.
Nonfinancial assets, such as property and equipment, and nonfinancial liabilities are recognized at their carrying amounts in our balance sheets. U.S. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values on a recurring basis. However, U.S. GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property and equipment, intangible assets or goodwill. In addition, if such an event occurs, U.S. GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements
As discussed in Notes 4 and 8, we have written certain of our U.S. Retail sites down to their fair value during 2014 and 2013. The fair value of the assets were derived using either an income approach or estimated net sales proceeds. The income approach reflects internally developed discounted cash flows that include, among other things, our expectations of future cash flows based on sales volumes, gross profits and operating expenses. We consider the inputs for this approach to be Level 3.
Assets classified as held for sale and written down to fair value at September 30, 2014 based on expected net sales proceeds were sold in the fourth quarter of 2014. We consider the inputs for this approach to be Level 2.
There were no retail sites impaired for the year ended December 31, 2012.
The following table displays valuation techniques for our nonfinancial assets measured at fair value on a nonrecurring basis as of December 31, 2014, 2013 and 2012 (in millions):

	Valuation Techniques	Fair Value	Net Book Value	Impairment
Level 3 assets as of December 31, 2014:
Property and equipment	Income approach	$2	$3	$1
Level 3 assets as of December 31, 2013:
Property and equipment	Income approach	$4	$10	$6
Level 3 assets as of December 31, 2012
Property and equipment	Income approach	$—	$—	$—

Note 6.	RECEIVABLES
Receivables consisted of the following (in millions):

	December 31,
	2014	2013
Trade receivables (CrossAmerica:$35 as of December 31, 2014)	$124	$123
Other	50	31
Total receivables	174	154
Allowance for doubtful accounts	(1)	(1)
Receivables, net	$173	$153
Changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$1	$2	$2
Acquisitions	—	—	—
Increase in allowance charged to expense	—	—	—
Accounts charged against the allowance, net of recoveries	—	(1)	—
Balance as of end of year	$1	$1	$2

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7.	INVENTORIES
Inventories consisted of the following (in millions):

	December 31,
	2014	2013
Convenience store merchandise (CrossAmerica: $7 as of December 31, 2014)	$128	$115
Motor fuel (CrossAmerica: $5 as of December 31, 2014)	92	101
Supplies	1	1
Inventories	$221	$217
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of December 31, 2014 and 2013, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $2 million and $24 million, respectively. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.

Note 8.	NETWORK OPTIMIZATION
In the first quarter of 2014, we conducted market reviews across our entire U.S. Retail system and, as a result, identified approximately 100 company operated convenience stores that were candidates for sale. Convenience stores were identified based on several criteria including fuel volumes, inside sales and operating cash flows. These convenience stores are smaller and less profitable than the average convenience stores in our network. In the second quarter of 2014, we engaged an outside consultant, NRC Realty & Capital Advisors, LLC, to market these properties.
There were 93 stores classified as held for sale on the consolidated balance sheet at September 30, 2014 in accordance with ASU 2014-08. We impaired the value of certain of these convenience stores during the third quarter of 2014 where the net book value exceeded the anticipated net sales proceeds. The anticipated sales proceeds were net of estimated selling costs including brokerage fees, commissions and environmental assessment costs. The total amount of these write downs was $2 million, and is included in “Asset impairments” on the consolidated statement of income.
During the fourth quarter of 2014, we closed on the sale of 71 of these convenience stores and recognized a gain of $32 million in “Gain on sale of assets, net” on the consolidated statement of income. Of the remaining 22 stores classified as held for sale at September 30, 2014, we have sold 8 in January and February of 2015. While management believes these stores met the criteria as being held for sale at December 31, 2014, they have not been presented separately on the balance sheet as the total net book value of these 8 stores is not considered material. Circumstances changed for the remaining stores and, although they continue to be marketed, management believes that these stores did not meet the criteria as being held for sale at December 31, 2014.
Note 9. PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in millions):

	December 31,
	2014	2013
Land (CrossAmerica: $154 as of December 31, 2014)	$580	$403
Buildings (CrossAmerica: $179 as of December 31, 2014)	678	436
Equipment (CrossAmerica: $148 as of December 31, 2014)	812	625
Leasehold improvements (CrossAmerica: $4 as of December 31, 2014)	311	255
Other	243	213
Construction in progress (CrossAmerica: $5 as of December 31, 2014)	38	49
Property and equipment, at cost	2,662	1,981
Accumulated depreciation (CrossAmerica: $8 as of December 31, 2014)	(705)	(655)
Property and equipment, net	$1,957	$1,326
Other in the table above consists primarily of the assets related to our asset retirement obligations and computer hardware and software.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Depreciation expense related to CST for the years ended December 31, 2014, 2013 and 2012 was $114 million, $106 million and $103 million, respectively. Depreciation expense related to CrossAmerica for the three months ended December 31, 2014 was $8 million.
CST had certain retail sites under capital leases totaling $10 million and $9 million as of December 31, 2014 and 2013, respectively. Accumulated depreciation on assets under capital leases was $4 million and $6 million as of December 31, 2014 and 2013, respectively.
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites, and because CrossAmerica has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these sites, as well as certain leases accounted for as capital leases. The total cost and accumulated amortization of property and equipment recorded by CrossAmerica under sale leaseback transactions and capital leases was $52 million and $1 million at December 31, 2014.
See Note 15 for future minimum rental payments on capital lease obligations.
Note 10. GOODWILL
Changes in goodwill consisted of the following (in millions):

	U.S. Retail	CrossAmerica	Total
Balance at December 31, 2012	$—	$—	$—
Goodwill from acquisitions	18	—	18
Balance at December 31, 2013	18	—	18
Goodwill from acquisitions	1	223	224
Balance at December 31, 2014	$19	$223	$242

Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of our fiscal year.
In performing our annual impairment analysis, ASC 350–20, Intangibles–Goodwill and Other, allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
At December 31, 2014, we had $19 million of goodwill recorded in our U.S.Retail segment and $223 million of goodwill recorded in our CrossAmerica segment. In accordance with ASC 350 Intangibles—Goodwill and Other, we have assessed the reporting unit definitions and determined that goodwill in our U.S. Retail segment is tested for impairment by three geographic regions based primarily on how our U.S. Retail segment is organized and managed. After assessing the totality of events and circumstances (primarily that our capital structure as an independent, publicly traded company was based on current market conditions and estimated fair values as of the date of the impairment assessment while our net assets retained the historical book basis of Valero’s retail business prior to the spin-off), we determined that it is more likely than not that the fair value of our reporting unit exceeds its carrying amount and therefore goodwill is not impaired at December 31, 2014.
Our CrossAmerica segment consists of two reporting units: wholesale and retail. As discussed in Note 3, our GP Purchase was considered a business combination requiring that CrossAmerica be recorded at fair value in our consolidation. In performing the partnership appraisal, our third party valuation experts utilized an enterprise value approach as of October 1, 2014.  Once the tangible and amortizable intangible assets were written to fair value, the residual amount was allocated to goodwill.
No impairment losses were recorded to CrossAmerica’s goodwill in the fourth quarter of 2014. The fair value of CrossAmerica’s net assets were determined based on its enterprise value immediately preceding the GP Purchase, therefore a future decline in the enterprise value of CrossAmerica could result in an impairment to goodwill.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	Gross Carrying Amount		Accumulated Amortization
	December 31,		December 31,
	2014	2013	2014	2013
Indefinite-lived intangible assets	$92	$—	$—	$—
Finite-lived intangible assets (CrossAmerica: $370 net as of December 31, 2014)	512	119	(118)	(88)
Total	$604	$119	$(118)	$(88)
Indefinite lived intangible assets (acquired in the IDR Purchase), are not amortized, but instead are tested for impairment at least annually, and tested for impairment more frequently if events and circumstances indicate that the IDRs might be impaired.
Finite lived intangible assets in our Canadian Retail segment primarily relate to customer lists, which are amortized on a straight-line basis over 15 years. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.
Finite lived intangible assets in our CrossAmerica segment relate to wholesale fuel supply contracts, wholesale fuel distribution rights, trademarks, covenants not to compete and above and below market leases. Intangible assets associated with wholesale fuel supply contracts, wholesale fuel distribution rights and trademarks are amortized over 10 years. Covenants not to compete are amortized over the shorter of the contract term or 5 years. Intangible assets associated with above and below market leases are amortized over the lease term, which approximates 5 years. As discussed in Note 3, the value of CrossAmerica’s intangibles were stepped up at the date of the GP Purchase. In general, the stepped up values of the intangibles are being amortized over 15 years.
Amortization expense related to CST intangible assets was $8 million, $8 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate amortization expense for CST is expected to be $8 million, 8 million, $1 million, $1 million and $1 million for years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.
Amortization expense related to CrossAmerica intangible assets was $10 million for the three months ended December 31, 2014. Aggregate amortization expense for CrossAmerica is expected to be $28 million, $27 million, $27 million, $26 million, and $25 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.
Note 12. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses
	December 31,
	2014	2013
Wage and other employee-related liabilities (CrossAmerica: $8 as of December 31, 2014)	$42	$25
Environmental liabilities	2	2
Self-insurance accruals (see Note 15)	1	1
Asset retirement obligations	3	3
Accrued Interest (CrossAmerica: $1 as of December 31, 2014)	5	5
Other (CrossAmerica: $12 as of December 31, 2014)	26	7
Total accrued expenses	$79	$43

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Other Long-Term Liabilities
	December 31,
	2014	2013
Environmental liabilities (CrossAmerica: $1 as of December 31, 2014)	$3	$3
Self-insurance accruals (see Note 15)	17	16
Other (CrossAmerica: $15 as of December 31, 2014)	37	15
Total other long-term liabilities	$57	$34
Other
Other accrued expenses include contingent lease accruals, unearned revenue related to our heating oil operations and various other items, none of which are material.
Other long-term liabilities include security deposits, contingent liabilities related to legal matters that are both probable and reasonably estimable and various other items, none of which are material.
Asset Retirement Obligations
We have asset retirement obligations for the removal of USTs at owned and leased retail sites. There is no legal obligation to remove USTs while they remain in service. However, environmental laws in the U.S. and Canada require that USTs be removed within one to two years after the USTs are no longer in service, depending on the jurisdiction in which the USTs are located. We have estimated that USTs at our owned retail sites will remain in service approximately 30 years and that we will have an obligation to remove those USTs at that time. For our leased retail sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.
Changes in our asset retirement obligations were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Asset retirement obligations as of beginning of year	$82	$79	$76
Acquisition of CrossAmerica	19	—	—
Additions to accrual	7	1	2
Accretion expense	5	4	4
Settlements	(6)	(1)	(4)
Foreign currency translation	(2)	(1)	1
Asset retirement obligations as of end of year	$105	$82	$79
Less current portion (included in accrued expenses)	(3)	(3)	(2)
Asset retirement obligations, less current portion	$102	$79	$77

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13.	DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	December 31,	December 31,
	2014	2013
CST debt and capital leases:(a)
5.00% senior notes due 2023	$550	$550
Term loan due 2019	453	488
Capital leases	11	4
Total CST debt and capital leases	1,014	1,042
CrossAmerica debt and capital leases:(b)
Revolving credit facility	200	—
Other debt	27	—
Capital leases	63	—
Total CrossAmerica debt and capital leases	290	—
Total consolidated debt and capital lease obligations outstanding	1,304	1,042
Less current portion of CST	(48)	(36)
Less current portion of CrossAmerica	(29)	—
Consolidated debt and capital lease obligations, less current portion	$1,227	$1,006
(a) The assets of CST can only be used to settle the obligations of CST and creditors of CST have no recourse to the assets or general credit of CrossAmerica. CST has pledged its equity ownership in CrossAmerica to secure the CST credit facility.
(b) The assets of CrossAmerica can only be used to settle the obligations of CrossAmerica and creditors of CrossAmerica have no recourse to the assets or general credit of CST.
The following table presents principal payments due for each of the next five years and thereafter (in millions):

Years Ending December 31,	CST	CrossAmerica	Total Consolidated Principal to be Repaid
2015	$47	$26	$73
2016	69	—	69
2017	75	—	75
2018	75	1	76
2019	187	200	387
Thereafter	550	—	550
Total	$1,003	$227	$1,230
The aggregate fair value and carrying amount of the CST senior notes and term loan at December 31, 2014 were $1.0 billion and $1.0 billion, respectively. The fair value of the term loan approximates its carrying value due to the frequency with which interest rates are reset. The fair value of the senior notes is determined primarily using quoted prices of over the counter traded securities. These quoted prices are considered Level 1 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures.
The fair value of CrossAmerica's long-term debt approximated its carrying value as of December 31, 2014 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.
CST 5% Senior Notes
The CST 5% senior notes are guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries. The notes and the guarantees are unsecured senior obligations of CST and the guarantor subsidiaries, respectively. Accordingly, they are: equal in right of payment with all of CST’s and the guarantors’ existing and future senior unsecured indebtedness; senior in right of payment to any of CST’s and the guarantors’ future subordinated indebtedness; effectively subordinated to all of CST’s

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and the guarantors’ existing and future secured indebtedness, including indebtedness under CST’s new credit facilities; and effectively subordinated to all future indebtedness and other liabilities, including trade payables, of CST’s non-guarantor subsidiaries (other than indebtedness and other liabilities owed to CST). CrossAmerica is not a guarantor to these obligations and the subsidiary that owns CrossAmerica is an unrestricted subsidiary as defined in the indenture.
If CST sells certain assets (including asset drops to CrossAmerica) and does not repay certain debt or reinvest the proceeds of such sales (as defined in the indenture) within certain periods of time, CST will be required to use such proceeds to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Upon the occurrence of certain specific change of control events, CST will be required to offer to repurchase all outstanding notes at 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
The indenture governing the notes, among other things, imposes limitations on CST’s ability to: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock; make specified types of investments and acquisitions; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies.
The notes were issued in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended. In connection with the offering of the notes, CST entered into a registration rights agreement pursuant to which CST and the guarantors of the notes would register substantially identical exchange notes under the Securities Act of 1933 and permit holders to exchange the notes for the registered exchange notes. On November 8, 2013, CST commenced such an exchange offer pursuant to an effective registration statement. In the exchange offer, CST exchanged all outstanding notes that were validly tendered with new notes with substantially identical terms. The exchange offer expired on December 11, 2013.
CST Credit Facility
CST’s credit facility provides for an aggregate amount of $800 million in financing, with a final maturity date on September 30, 2019, consisting of the following:

•	a funded term loan in an aggregate principal amount of $500 million; and

•	a revolving credit facility with up to an aggregate principal amount of borrowings of $300 million.
This credit facility is guaranteed by CST’s domestic subsidiaries and secured by security interests and liens on substantially all of CST’s domestic subsidiaries’ assets, including 100% of the capital stock of CST’s domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting equity interests of material, first-tier, foreign subsidiaries, subject to certain customary exceptions. This credit facility has, among others, the following terms:

•
subject to exclusions, mandatory prepayments with the net cash proceeds of certain asset sales (including asset drops to CrossAmerica), insurance proceeds or condemnation awards, the incurrence of certain indebtedness and our excess cash flow (as defined in the credit agreement);

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on CST and CST’s guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on capital expenditures. As of December 31, 2014, CST’s lease adjusted leverage ratio and fixed charge coverage ratio applicable to this credit facility were 2.30 to 1.00 and 2.70 to 1.00, respectively.

Borrowings under this credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin, or an alternate base rate as defined under the agreement, plus a margin. All LIBOR loans have an applicable interest rate margin of 1.75%, and all alternate base rate loans have an applicable interest rate margin of 0.75%. Future interest rate margins will increase or decrease based on CST’s leverage ratio as prescribed under the credit agreement governing the credit facilities and the revolving credit facility provides for customary fees, including commitment fees and other fees. Outstanding borrowings currently under this term loan facility are LIBOR loans bearing interest at 1.92% (effective 30 day LIBOR plus a spread of 1.75%) as of December 31, 2014.
In connection with the GP Purchase and the IDR Purchase, CST amended this credit facility as of September 30, 2014 (the “Amendment”). The Amendment became effective concurrently with the closing of the GP Purchase and the IDR Purchase on October 1, 2014. CST capitalized $2 million in bank fees in the third quarter of 2014 as a result of the Amendment.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Amendment, among other things:

•	extends the maturity of the loans and revolving commitments under the credit facility to September 30, 2019;

•	permits certain future transactions with CrossAmerica, including drop-down asset sales to CrossAmerica, subject to certain conditions;

•
provides for the designation of unrestricted subsidiaries (to be consistent with the 5% senior notes indenture), which includes the General Partner, CrossAmerica and subsidiaries of CrossAmerica, and amends covenants and events of default to exclude unrestricted subsidiaries;

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

•	replaces the Credit Agreement’s expansion capital expenditures covenant restrictions with a covenant that limits capital expenditures only if CST’s leverage ratio exceeds certain levels.
Borrowings under the Amendment (in addition to existing collateral) will be secured by the IDRs of CrossAmerica and, in the future, any common units of CrossAmerica owned by CST and other credit parties.
Availability under this revolving credit facility (expires 2019) was as follows (in millions):

	December 31,	December 31,
	2014	2013
Total available credit facility limit	$300	$300
Letters of credit outstanding	(3)	(3)
Maximum leverage ratio constraint	—	(84)
Total available and undrawn	$297	$213
CrossAmerica Credit Facility
At the date of the GP Purchase, CrossAmerica had entered into an amended and restated credit agreement. This credit facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550 million, under which swing-line loans may be drawn up to $10 million and standby letters of credit may be issued up to an aggregate of $45 million. This credit facility may be increased, from time to time, upon CrossAmerica’s written request, subject to certain conditions, up to an additional $100 million. All obligations under the Credit Facility are secured by substantially all of the assets of CrossAmerica and its subsidiaries. Letters of credit outstanding under this credit facility at December 31, 2014 totaled $17 million, reducing notional amount of availability at December 31, 2014 to $333 million. The assets of CST are not security under this credit facility.
Borrowings bear interest, at CrossAmerica’s option, at (1) a rate equal to LIBOR for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on CrossAmerica’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on CrossAmerica’s total leverage ratio. In addition, CrossAmerica incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on CrossAmerica’s total leverage ratio. The weighted-average interest rate on outstanding borrowings at December 31, 2014, was 2.7%.
CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50 to 1.00 for periods after December 31, 2014, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in CrossAmerica occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50 to 1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00 to 1.00 for the first two full fiscal quarters following the closing of a material acquisition or 5.50 to 1.00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175 million or greater. CrossAmerica is also required to maintain a senior leverage ratio (as defined) after the issuance of qualified senior notes of $175 million or greater of less than or equal to 3.00 to 1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CrossAmerica is prohibited from making distributions to its unitholders if any potential default or event of default occurs or would result from the distribution, or if CrossAmerica is not in compliance with its financial covenants. In addition, the CrossAmerica credit facility contains various covenants which may limit, among other things, CrossAmerica’s ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of CrossAmerica’s business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.
CrossAmerica Other Debt
CrossAmerica entered into a lease for certain sites for which CrossAmerica is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. CrossAmerica recorded $26 million of debt, which was determined to be its fair value, and the payments made until the purchase will be classified as interest expense.
CrossAmerica also issued a $1 million note payable in connection with a 2013 acquisition. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these sites.
Note 14. RELATED-PARTY TRANSACTIONS
Related Party Transactions with Valero
As discussed in Note 1, Valero retained a 20% ownership interest in CST’s common stock through November 14, 2013. CST considered transactions with Valero to be with a related-party through this date.
Purchased Motor Fuel
As discussed in Note 1, Valero supplied substantially all of the motor fuel purchased by the U.S. Retail and Canadian Retail segments for resale during all years presented. Valero supplied less than 2% of CrossAmerica’s motor fuel purchased for the period from October 1, 2014 through December 31, 2014. For purposes of these financial statements, payables and receivables related to transactions between CST and Valero were included as a component of the net investment prior to the spin-off and as “Accounts payable to Valero” subsequent to the spin-off.
Medical insurance, life insurance, and employee benefit plan expenses
Valero allocated these costs to CST based on Valero’s determination of actual costs attributable to our employees, which CST recorded as components of operating expenses and general and administrative expenses for all periods presented. In connection with the spin-off, CST entered into an Employee Matters Agreement with Valero. The Employee Matters Agreement governs Valero’s and CST’s compensation and employee benefit obligations with respect to the current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs. In connection with the spin-off, CST recognized a $15 million receivable from Valero in connection with Valero’s agreement to indemnify CST for self-insurance obligations that were incurred up to and including the distribution date.
Certain corporate functions
As discussed in Note 1, certain corporate functions performed by Valero on behalf of CST prior to the spin-off were charged to CST based primarily on specific identification of time and/or activities associated with CST, employee headcount or capital expenditures. CST recorded these corporate allocations as a component of general and administrative expenses in the combined statements of income.
The following table reflects significant transactions between CST and Valero during 2013 and 2012 (in millions):

	Year Ended December 31,
	2013	2012
Cost of sales	$10,460	$10,810
Operating expenses(a)	14	43
General and administrative expenses(a)	14	36

(a)	Includes stock-based compensation and employee benefit plan expense allocations that are more fully described in Notes 17 and 20, respectively.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Net Investment
The following is a reconciliation of the amounts presented as “Net transfers to Valero” on the statements of changes in stockholders’ equity/net investment and the amounts presented as “Net transfers to Valero” on the statements of cash flows.

	Year Ended December 31,
	2013	2012
Net transfers to Parent per statements of changes in net investment	$(739)	$(222)
Non-cash transactions:
Net transfers of assets and liabilities with Valero	361	3
Net transfers to Valero per statements of cash flows	$(378)	$(219)
Certain adjustments were made subsequent to the spin-off to true-up the differences between the book basis and the tax basis of certain assets and liabilities, which resulted in a $9 million reduction in deferred income tax assets and an offsetting reduction to APIC in 2013.
Related Party Transactions with CrossAmerica
As discussed in Note 1, CST completed the GP Purchase and IDR Purchase in October 2014. CST considers transactions with CrossAmerica to be with a related-party and accounts for the transactions as entities under common control.
Rent and Purchased Motor Fuel
As discussed in Note 3, CrossAmerica leases certain retail sites and sells motor fuel to our U.S. Retail segment. The U.S. Retail segment incurred rent expense on these retail sites of less than $1 million and purchased approximately 6 million gallons of motor fuel from CrossAmerica during the three months ended December 31, 2014.
Amended and Restated Omnibus Agreement
Concurrent with the GP Purchase and IDR Purchase, CST, as General Partner, entered into an amended and restated omnibus agreement (“Amended Omnibus Agreement”) with CrossAmerica and various affiliated parties, which amends and restates the original omnibus agreement.
Pursuant to the Amended Omnibus Agreement, CST agrees, among other things, to provide, or cause to be provided, to CrossAmerica the management services previously provided by DMI to CrossAmerica on substantially the same terms and conditions as were applicable to DMI under the original omnibus agreement. Pursuant to the terms of a transition services agreement by and between DMI and CST, DMI provided the management services it provided under the original omnibus agreement to CrossAmerica on our behalf through December 31, 2014. The current fee for the management services provided by CST to CrossAmerica is $670,000 per month, plus a variable rate based on the wholesale motor fuel gallons distributed by CrossAmerica. These charges represent the general and administrative costs of managing CrossAmerica and have been adjusted at year end to actual costs incurred through December 31, 2014. The adjustment from the monthly charge was immaterial. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require. We expect to update the management fee to reflect current costs of providing management services in the first quarter of 2015.
The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the then current term.
Note 15. COMMITMENTS AND CONTINGENCIES
Leases
We have long-term operating lease commitments for land, office facilities, retail sites, retail site buildings and related equipment that generally contain renewal options for periods ranging from five to ten years. In addition to minimum rental payments, certain leases require additional contingent payments based on motor fuel volume sold. We also have capital lease commitments for certain retail sites as described in Note 9. In most cases, we expect that in the normal course of business, our leases will be renewed or replaced by other leases.
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites, and as CrossAmerica has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

financing obligations and are included in the table below. CrossAmerica also leases certain fuel stations and equipment under lease agreements accounted for as capital lease obligations.
As of December 31, 2014, our consolidated future minimum lease payments for (i) operating leases having initial or remaining noncancelable lease terms in excess of one year and (ii) capital leases were as follows (in millions):

	Operating Leases
	CST	CrossAmerica	Total
2015	$30	$16	$46
2016	28	14	42
2017	26	13	39
2018	21	11	32
2019	16	10	26
Thereafter	72	52	124
Total minimum rental payments	$193	$116	$309

	Capital Leases
	CST	CrossAmerica	Total
2015	$3	$6	$9
2016	3	6	9
2017	3	6	9
2018	2	6	8
2019	2	6	8
Thereafter	10	65	75
Total minimum rental payments	23	95	$118
Less amount representing interest	(12)	(32)	(44)
Net minimum rental payments	$11	$63	$74
Rental expense was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Minimum rental expense (CrossAmerica: $5 for the year ended December 31, 2014)	$33	$28	$25
Contingent rental expense	20	22	23
Total rental expense	$53	$50	$48
Litigation Matters
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MTBE Litigation—CST
Prior to the spin-off, Valero was named in four cases alleging liability related to methyl-tertiary butyl ether (“MTBE”) contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners, marketers or retailers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. In July 2013, Valero reached an agreement in principle to settle these cases. The Separation and Distribution Agreement between Valero and CST provides that Valero will retain all third-party claims occurring prior to the spin-off relating to those MTBE cases; therefore we have not recorded a loss contingency related to these MTBE cases.
Canadian Price Fixing Claims—CST
Ultramar Ltd., Valero’s principal Canadian subsidiary (“Ultramar”), four of its then current and former employees and several competitors were named as defendants in four class actions alleging that Ultramar and the other named competitors engaged in illegal price fixing in four distinct markets in the province of Québec. The cases were filed in June 2008 following an investigation by the Canadian Competition Bureau, which resulted in limited guilty pleas by Ultramar and two former employees and charges laid against several alleged co-conspirators. The guilty pleas followed an extensive government investigation and was confined to a limited time period and limited geographic area around Thetford Mines and Victoriaville in Québec.
As a result, four class actions were filed on the same day in the matters of (i) Simon Jacques vs. Ultramar et al in the Superior Court of Québec, District of Québec City, (ii) Daniel Thouin/ Marcel Lafontaine vs. Ultramar et al, Superior Court of Québec, District of Montreal, (iii) Michael Jeanson et al vs. Ultramar et al, Superior Court of Québec, District of Hull and (iv) Thibeau vs. Ultramar et al, Superior Court of Québec, District of Montreal. As required, pursuant to the civil procedure rules in effect, the first filed claim is given priority, and the others are suspended pending final judgment on the first filed claim. The plaintiffs’ lawsuits alleged the existence of a conspiracy beyond the scope of the time and geographic regions of the guilty pleas. Hearings on class suitability took place in September 2009, and in November 2009 and the court allowed plaintiffs to assert claims for a time range of 2002 to 2006, but limited the geographic area of the claims to the four limited markets, which were the subject of the investigation by the Competition Bureau. Recently, the court allowed the plaintiffs to amend their claims to assert claims, which include claims for 2001 and claims for interest and attorneys fees. During the fourth quarter of 2012, we concluded a loss was probable and reasonably estimable and as such, we recorded an immaterial loss contingency liability for the amount we believe could be assessed against Ultramar. Due to the inherent uncertainty of litigation, we believe it is reasonably possible that CST may suffer a loss in excess of the amount recorded that could have a material adverse effect on our results of operations, financial position or liquidity with respect to one or more of the lawsuits. Ultramar intends to vigorously contest the scope of alleged liability and damages.
On June 10, 2011, Ultramar and several other defendants were served with a “new” amended motion to institute a class action in the matter of Daniel Thouin v. Ultramar Ltd., et al., Superior Court of Québec, District of Québec. On September 6, 2012, the Superior Court of Québec authorized the class action to be extended to 14 additional cities/regions of the Province of Québec, which were beyond the scope of the Competition Bureau’s investigation and the guilty pleas referenced above. CST does not believe that a loss for this claim is either probable or estimable at this time and intends to vigorously defend these claims.
An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot be reasonably made due to a number of factors, the most significant of which is that no amount of damages has been specified by the plaintiffs.
UST Fund Reimbursement Litigation—CST
Colorado. On October 30, 2013, the State of Colorado filed a lawsuit against Valero and CST and several of their subsidiaries and affiliates claiming that, prior to the spin-off, Valero and its former retail subsidiaries filed claims with and recovered funds from Colorado’s Underground Storage Tank Fund and failed to disclose the existence of and/or recoveries from insurance policies, which are alleged to provide coverage for the same remediation activities. The case is subject to the accelerated “CAPP” rules of procedure in Colorado and a trial date is set for March 30, 2015. During the first quarter of 2014, the plaintiffs filed an amended complaint seeking forfeiture of amounts paid by the UST Fund or payment of amounts recovered from insurers for these sites, which they alleged to be in excess of $15 million. While Valero has and continues to maintain control over the historical insurance policies at issue, we are unaware of any insurance claims that were made, or proceeds received, for costs associated with UST remediation at sites in Colorado, other than a settlement in 2002, which was reported to the State. The State agreed to accept a portion of the proceeds from that settlement apportioned to retail sites in Colorado and to release all claims for the sites potentially involved in those insurance recovery actions. We believe that there is no factual basis for the State’s claims and that there are numerous legal defenses to these claims. Both Valero and CST have made demands on the other under the terms of the Separation and Distribution Agreement, which CST and Valero have agreed to resolve after the underlying matters is resolved if necessary. We are working jointly with Valero and intend to vigorously defend this litigation. CST believes that the claims advanced by the state, while unsupportable, are also covered by insurance and have made demands on insurers for defense of this litigation as well the defense of the litigation in Louisiana.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Telecommunications Consumer Protection Act Litigation—CST
CST has been named as a defendant in a purported class action filed in state court in Nevada alleging that it sent text message marketing communications to recipients who had not given appropriate authorization to receive such communications. This litigation was removed to federal court in Nevada and is in very early stages of litigation. It is too early to assess the likelihood of any potential loss; however, we intend to vigorously oppose class certification and will vigorously defend the claims.
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
Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the lack of reliable data, the number of potentially responsible parties and their financial capabilities, the multiplicity of possible solutions and the duration of remedial and monitoring activity required. Accruals for environmental liabilities are recorded based on our best estimate using all information that is available at the time. Loss estimates are measured and liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other societal and economic factors. Also considered when measuring environmental liabilities are our prior experience in remediation of contaminated sites, other companies’ cleanup experience and data released by the relevant authority.
Legislative and regulatory initiatives regarding climate change and greenhouse gas emissions have accelerated recently in the U.S. and Canada. Greenhouse gases are certain gases, including carbon dioxide that may be contributing to global warming and other climatic changes. If governmental climate change or greenhouse gas reduction initiatives are enacted, they could have a material

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our motor fuel costs and/or decreasing customer demand for motor fuel sold at our locations. For example, the California Global Warming Solutions Act, also known as AB 32, directs the California Air Resources Board (“CARB”) to develop and issue regulations to reduce greenhouse gas (“GHG”) emissions in California to 1990 levels by 2020. CARB has promulgated a variety of regulations aimed at reaching this goal, including a regulation creating a statewide cap-and-trade program for the GHG emissions from large stationary sources and fuels suppliers. The cap-and-trade program began regulating the GHG emissions from refineries in 2013, and began covering the GHG emissions from fuels suppliers on January 1, 2015; i.e., fuels suppliers must obtain and hold allowances equivalent to the GHG emissions associated with combustion of all fuel they sell in California. This will mean that the price we pay to purchase motor fuel for resale will increase in California as refiners charge distributors more to cover their cap-and-trade compliance costs and, thereby, we will pass that cost on to our customers. In addition, the Canadian province of Québec enacted a regulation creating a cap-and-trade system that will apply to us starting on January 1, 2015. To the degree these programs or greenhouse gas regulations increase cost that we are unable to recover or otherwise adversely impact consumer demand, these matters could have a material adverse effect on our financial position, results of operations and liquidity.
Self-Insurance Matters
We are partially self-insured for our general liability insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. All of our liability and property insurance policies contain retention and deductible clauses that limit our loss exposure. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an employee injury plan in compliance with the Employee Retirement Income Security Act of 1974 in the U.S., which is self-insured. For our U.S. operations outside of Texas, we maintain statutory workers’ compensation insurance, which is partially self-insured. In Canada, we are a subscriber under the public system workers’ compensation of the provinces where we operate. As of December 31, 2014, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 31, 2014. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $18 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position, results of operations and cash flows. Valero has fully indemnified us for the portion of the liability relating to claims incurred up to the date of the separation and the distribution, which is discussed in Note 14.
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

Note 16.	EQUITY
CST Share Activity
A total of 250 million shares of CST common stock, $0.01 par value, have been authorized of which, 77,674,450 were issued and 77,161,736 were outstanding as of December 31, 2014, and 75,599,944 were issued and outstanding as of December 31, 2013. Included in these amounts were 176,323 and 202,703 shares as of December 31, 2014 and December 31, 2013, respectively, which represent restricted shares that were not yet vested.
In connection with the GP Purchase and IDR Purchase, we issued 2,044,490 unregistered shares of our common stock on October 1, 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Activity related to shares of CST’s common stock and treasury stock was a follows (in thousands):

	Common Stock	Treasury Stock
Balance at May 1, 2013	—	—
Issuance of stock at the spin-off	75,397	—
Transactions in connection with stock-based compensation plans:
Stock issuances	203	—
Balance at December 31, 2013	75,600	—
Transactions in connection with stock-based compensation plans:
Stock issuances	30	—
Stock repurchases	—	(11)
Issuance of stock for the GP Purchase and IDR Purchase	2,044	—
Stock repurchases under buyback program	—	(502)
Balance at December 31, 2014	77,674	(513)
CST Treasury Stock
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. As of December 31, 2014 we have $178 million remaining authorization under the $200 million program.
We have purchased shares of our common stock under our publicly announced plan as described above. We have also purchased or plan to purchase shares of our common stock in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units. As of December 31, 2014 we have repurchased 512,714 common shares for a total purchase price of $22 million.
CST Dividends
We have paid regular quarterly cash dividends of $0.0625 per CST common share each quarter, commencing with the quarter ended September 30, 2013. The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
CrossAmerica Distributions
CrossAmerica’s quarterly distribution for the fourth quarter of 2014 was $0.5425 per CrossAmerica common unit.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at the beginning of the period	$133	$170	$160
Other comprehensive (loss) income before reclassifications	(56)	(37)	10
Amounts reclassified from other comprehensive income	—	—	—
Net other comprehensive (loss) income	(56)	(37)	10
Balance at the end of the period	$77	$133	$170
Noncontrolling Interest
Noncontrolling interest represents the limited partner equity in CrossAmerica owned by outside limited partners. As a result of the GP Purchase, we adjusted the noncontrolling interest to $771 million as a result of consolidating the net assets of CrossAmerica at their fair values. At December 31, 2014 we did not have any equity ownership in CrossAmerica. As discussed in Note 1, we received approximately 1.5 million common units representing limited partner interests in CrossAmerica on January 1, 2015 in connection with the drop down of wholesale fuel supply interests.
Note 17. STOCK-BASED COMPENSATION
Overview of CST Plans
Prior to the spin-off, our employees participated in Valero’s stock-based compensation plans, and Valero allocated stock-based compensation costs to us based on Valero’s determination of actual costs attributable to our employees. No stock-based awards of CST were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the spin-off.
Valero accelerated the vesting of all of its non-vested restricted stock awards held by CST employees, including its named executive officers, in connection with the spin-off. As a result, we were charged for the remaining unrecognized stock-based compensation related to those awards at that time, which was $1 million. Performance shares held by CST employees were forfeited pursuant to the provisions in the performance share agreements between Valero and the affected employees. With respect to stock options to purchase Valero stock held by CST employees, Valero has adjusted the exercise prices and the number of shares subject thereto to reflect the impact of the distribution, as more particularly set forth in the Employee Matters Agreement.
In anticipation of the spin-off, Valero, as sole stockholder of CST, and the CST Board of Directors approved the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “CST Plan”). The CST Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted units, other stock-based awards and cash awards to CST officers, directors and certain other employees. The CST Plan provided for a pool of 7.5 million shares of our common stock, and as of December 31, 2014 there were 6.6 million shares available for grant under the CST Plan.
Compensation expense for CST’s stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of each vesting tranche. We record stock-based compensation as components of operating expenses and administrative expenses in the consolidated and combined statements of income.
CrossAmerica has granted phantom units and other awards to employees of DMI who performed services for CrossAmerica. The value of these grants are remeasured at fair value at each balance sheet reporting date based on the fair market value of CrossAmerica’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock-based compensation expense was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation related to CST	$10	$4	$2
Stock-based compensation related to CrossAmerica	8	—	—
Total stock-based compensation expense	$18	$4	$2
CST Stock Options
Stock options granted under the CST Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of the common stock on the date of grant. Market value is defined by the CST Plan as the mean of the highest and lowest prices per share of our stock on the NYSE on the date of grant. As of December 31, 2014, options to purchase 0.6 million shares were outstanding with exercise prices ranging from $29.53 to $41.54 per share.
The following summarizes all CST stock option activity during the years ended December 31, 2014 and 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Options outstanding at May 1, 2013	—

Granted	239,985	$29.87
Exercised	—
Unvested options forfeited	(2,125)	$29.53
Options outstanding at December 31, 2013	237,860	$29.87	9.4	$2

Granted	375,382	$31.45
Exercised	(929)	$29.53		$—
Unvested options forfeited	(5,974)	$29.62
Vested options expired	(2,500)	$29.53
Options outstanding at December 31, 2014	603,839	$30.86	8.9	$8

Options exercisable at December 31, 2014	75,659	$29.89	8.4	$1
The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2014.  The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2014 and the exercise price for each in-the-money option.  This value fluctuates with the changes in the price of our common stock.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2014 and 2013:

	Year Ended December 31,
	2014	2013
Expected term (years)	6.00	6.00
Expected stock price volatility	39.80%	44.39%
Risk-free interest rate	1.94%	1.04%
Expected dividend yield	0.80%	0.84%

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The weighted-average fair value of options granted under the CST Plan in 2014 was $11.86. As of December 31, 2014 there was $2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
CST Restricted Stock Awards
Restricted stock awards granted under the CST Plan participate in dividends and vest under one of the following schedules:

•	in full on the first anniversary of their date of grant;

•	in full on the third anniversary of their date of grant;

•	in three equal increments on the first, second and third anniversaries of their date of grant.
The following summarizes all restricted stock activity during the years ended December 31, 2014 and 2013:

	Number of CST Shares	Weighted-Average Grant-Date Fair Value
Restricted shares outstanding at May 1, 2013	—
Granted	203,813	$29.73
Vested	—
Forfeited	(1,110)	$29.53
Restricted shares outstanding at December 31, 2013	202,703	$29.73
Granted	32,347	$31.22
Vested	(55,467)	$29.69
Forfeited	(3,260)	$29.53
Restricted shares outstanding at December 31, 2014	176,323	$30.03
The fair value of each share of restricted stock is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the NYSE on the date of grant. As of December 31, 2014, there was $2 million of unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CST Restricted Stock Units
Restricted stock units granted under the CST Plan participate in dividends and vest in three equal increments on the first, second and third anniversaries of their date of grant.
The following summarizes all CST restricted stock unit activity during the year ended December 31, 2014:

	Number of CST Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2013	—
Granted	141,375	$31.46
Vested	—
Forfeited	(123)	$31.12
Restricted stock units outstanding at December 31, 2014	141,252	$31.46
The fair value of each restricted stock units is estimated on the date of grant as the mean of the highest and lowest prices per share of CST’s stock price on the NYSE on the date of grant. As of December 31, 2014, there was $2 million of unrecognized compensation cost related to unvested restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
CrossAmerica Equity-Based Awards
In connection with the initial public offering of CrossAmerica, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the “CrossAmerica Plan”), a long-term incentive plan for employees, officers, consultants and directors of the General Partner of CrossAmerica and any of its affiliates who perform services for CrossAmerica. The maximum number of common units that may be delivered with respect to awards under the CrossAmerica Plan is 1,505,000. Generally, the CrossAmerica Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The CrossAmerica Plan is administered by the Board of Directors of the CrossAmerica’s General Partner or a committee thereof (the “Plan Administrator”).
The Plan Administrator may terminate or amend the CrossAmerica Plan at any time with respect to any common units for which a grant has not yet been made. The Plan Administrator also has the right to alter or amend the CrossAmerica Plan or any part of the CrossAmerica Plan from time to time, including increasing the number of common units that may be granted, subject to unitholder approval as required by the exchange upon which common units are listed at that time.
CrossAmerica has primarily granted phantom units under the CrossAmerica Plan. Phantom units generally vest in three equal increments on the first, second and third anniversaries of their date of grant. However, grants made in the fourth quarter of 2014 to the non-employee members of the current Board of Directors will vest in full on the first anniversary of their date of grant.
The following is a summary of phantom unit activity for the three months ended December 31, 2014:

Number of CrossAmerica Units
Phantom units outstanding at September 30, 2014	321,772
Granted	103,184
Vested	(169,580)
Forfeited	—
Phantom units outstanding at December 31, 2014	255,376
The fair value of the phantom units and other non-vested awards outstanding at December 31, 2014, based on the closing price of CrossAmerica’s common units, was $11 million. Unrecognized compensation expense related to the non-vested awards was $8 million at December 31, 2014 and is expected to be recognized over a weighted average period of 1.7 years.
In connection with the GP Purchase, all unvested awards held by covered persons and members of the former Board of Directors of the General Partner vested on October 1, 2014. As a result, 169,580 phantom units and certain other awards vested. The

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

incremental charge recorded in the fourth quarter of 2014 associated with the accelerated vesting of these awards was approximately $5 million.
CrossAmerica expects to grant units to certain members of management in March of 2015 representing annual incentive compensation for 2014. As these grants relate to 2014 compensation and will have immediate vesting, CrossAmerica has recognized expense for the entire $2 million value of these grants in the fourth quarter of 2014. The number of units that will ultimately be granted will be determined by the value of CrossAmerica’s common units on the date of grants.

Note 18.	EARNINGS PER COMMON SHARE
On May 1, 2013, 75,397,241 shares of our common stock were distributed to Valero’s stockholders and Valero in conjunction with the spin-off. For comparative purposes and to provide a more meaningful calculation of earnings per share, we have assumed this amount to be outstanding as of the beginning of the years ended December 31, 2013 and 2012 in the calculation of weighted-average shares outstanding.
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest. Therefore, all earnings per common share information solely relates to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Year Ended December 31,
	2014		2013		2012
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$200		$139		$208
Less dividends declared:
Common stock		19		9		—
Undistributed earnings		$181		$130		$208

Weighted-average common shares outstanding (in thousands)	302	75,909	131	75,397	—	75,397
Earnings per common share
Distributed earnings	$0.25	$0.25	$0.13	$0.13	$—	$—
Undistributed earnings	2.38	2.38	1.71	1.71	—	2.76
Total earnings per common share	$2.63	$2.63	$1.84	$1.84	$—	$2.76

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014		2013		2012
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share - assuming dilution:
Net income attributable to CST stockholders		$200		$139		$208

Weighted-average common shares outstanding (in thousands)		75,909		75,397		75,397
Common equivalent shares:
Stock options (in thousands)		34		—		—
Restricted stock (in thousands)		91		28		—
Restricted stock units (in thousands)		52		—		—
Weighted-average common shares outstanding - assuming dilution (in thousands)		76,086		75,425		75,397
Earnings per common share - assuming dilution		$2.63		$1.84		$2.76
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Weighted-average anti-dilutive options (in thousands)	245	151	—
No stock-based awards of CST common shares were issued in exchange for either vested or non-vested Valero stock-based awards held by our employees prior to the spin-off. Therefore, there are no stock-based awards included in the calculation of shares used in the diluted earnings per share prior to the spin-off.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 19. INCOME TAXES
Income before income tax expense from our U.S. and Canadian operations was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$188	$111	$201
Canadian operations	101	104	112
Income before income tax expense	$289	$215	$313
The following is a reconciliation of the U.S. statutory federal income tax rate (35% for all years presented) to the consolidated effective income tax rate:

	Year Ended December 31,
	2014	2013	2012
Federal income tax expense at the U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income tax expense, net of U.S. federal income tax effect	1.6	1.1	1.3
Canadian operations	(2.6)	(3.8)	(2.9)
CrossAmerica operations	3.1	—	—
Credits	—	(0.4)	—
State credit loss	—	3.4	—
Other	0.7	—	0.1
Income tax expense	37.8%	35.3%	33.5%
CrossAmerica historically has not been subject to Federal and most state income tax, with the exception of operations conducted through certain corporate subsidiaries. Excluding CrossAmerica, our 2014 effective tax rate was 34.7%.
Components of income tax expense related to net income were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal	$59	$37	$67
U.S. state	6	5	6
Canada	20	18	33
Total current	85	60	106

Deferred:
U.S. federal	14	(4)	1
U.S. state	2	10	—
Canada	8	10	(2)
Total deferred	24	16	(1)
Income tax expense	$109	$76	$105
Excluding CrossAmerica, 2014 income tax expense was $106 million.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2014	2013
Deferred income tax assets:
Tax credit carryforwards	$—	$—
Net operating losses (“NOLs”)	1	1
Lease financing obligation (CrossAmerica: $25 as of December 31, 2014)	25	—
Inventories	3	4
Unpaid insurance reserve	5	5
Accrued expenses	12	6
Property and equipment	17	23
Intangibles	59	69
Other assets (CrossAmerica: $4 as of December 31, 2014)	9	6
Total deferred income tax assets	131	114
Less: Valuation allowance (CrossAmerica: $6 as of December 31, 2014)	(7)	(1)
Net deferred income tax assets	124	113

Deferred income tax liabilities:
Property and equipment (CrossAmerica: $48 as of December 31, 2014)	(171)	(106)
Intangibles (CrossAmerica: $10 as of December 31, 2014)	(10)	—
Other (CrossAmerica: $2 as of December 31, 2014)	(2)	(1)
Total deferred income tax liabilities	(183)	(107)
Net deferred income tax assets (liabilities) (CrossAmerica: $37 as of December 31, 2014)	(59)	6
Less: Current deferred income tax assets (CrossAmerica: $1 as of December 31, 2014)	(12)	(7)
Less: Non-current deferred income tax asset	(79)	(93)
Non-current deferred income tax liability (CrossAmerica: $38 as of December 31, 2014)	$(150)	$(94)
The change in the balance sheet deferred tax accounts reflects deferred income tax expense, the deferred tax impact of other comprehensive income items, adjustments related to the spin-off and certain deferred taxes resulting from purchase accounting associated with the GP Purchase. In 2014 we recorded net deferred tax liabilities of $37 million as a result of the GP purchase. Since the purchase price allocation is preliminary, it is subject to change and such change could be material.
As of December 31, 2014, we had no income tax credit carryforwards. We have $25 million of state net operating losses (“NOL”) available for carry forward. The losses expire within a period of five to fifteen years. CST recorded a state NOL valuation allowance of $1 million on the entire state NOLs due to uncertainties related to our ability to utilize the state net operating losses. At December 31, 2014, our valuation allowance increased by $6 million primarily related to the acquisition of CrossAmerica. CrossAmerica’s valuation allowance at December 31, 2014 relates primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary difference. In conjunction with the CrossAmerica’s ongoing review of its actual results and anticipated future earnings, CrossAmerica continuously reassesses the possibility of releasing the valuation allowance on the deferred tax assets. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. We believe the remaining deferred income taxes will be realized based on future taxable income and the reversal of existing temporary differences. Accordingly, we believe that no additional valuation allowances are necessary.
We provide tax reserves for federal, state, local and international uncertain tax positions. The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing. Although the outcome of open tax examinations is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known. To the extent additional information becomes available prior to resolution; such accruals are adjusted to reflect probable outcomes.
As of December 31, 2014 and 2013, we did not have any unrecognized tax benefits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no interest and penalties for the years ended December 31, 2014, 2013 and 2012.
We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by federal, state and foreign tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through the tax year 2001. In addition, we are subject to ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions. In general, the tax years January 1, 2002 through December 31, 2014, remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes of limitation periods.
The cumulative undistributed earnings of our foreign subsidiaries were approximately $965 million. These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
Income taxes attributable to CrossAmerica's earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual unit holder level.
Our financial results prior to May 1, 2013, are included in the U.S. and Canadian consolidated tax returns of Valero prior to the spin-off. As such, with the exception of certain states, we did not make cash tax payments directly to taxing jurisdictions; rather, our share of Valero’s tax payments are reflected as changes in “net investment.” Direct cash payments for certain state income taxes and payments after the spin-off were approximately $77 million for CST and immaterial for CrossAmerica for the year ended December 31, 2014, $26 million for the year ended December 31, 2013 and $1 million for the year ended December 31, 2012.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 20. EMPLOYEE BENEFIT PLANS
CST sponsors defined contribution plans that cover employees in the U.S. and Canada. Employees are eligible to participate in the plans once they meet the respective plans’ eligibility requirements, which differ depending on employee level and location. Once eligible, employees participating in the plans are entitled to receive employer matching contributions. Under these plans, employees can contribute a portion of their eligible compensation and CST will match these contributions at rates of 50% to 100% up to 4% of eligible compensation depending on employee level and location. At CST’s discretion, it may also make profit-sharing contributions, which can range from 0% to 4% of eligible compensation, to the plans to be allocated to the participants. Under these plans, we recorded contribution expenses of $9 million and $7 million for the years ended December 31, 2014 and 2013, respectively. These plans were put in place in 2013 and therefore there was no expense during 2012.
In addition, we recorded expenses related to Valero’s defined benefit and defined contribution plans of $5 million and $15 million for the years ended December 31, 2013 and 2012, respectively. Following the completion of the separation and the distribution, our active employees no longer participate in benefit plans sponsored or maintained by Valero, and instead participate in our benefit plans.
CrossAmerica’s General Partner manages operations and activities on their behalf. However, neither CrossAmerica, nor their subsidiaries, nor their General Partner have employees as of December 31, 2014. As of December 31, 2014, the majority of CrossAmerica’s management personnel were employees of DMI and related employee benefit costs were covered as part of a management fee. On January 1, 2015, all former employees of DMI associated with operating CrossAmerica became our employees with access to our employee benefit plans.
Note 21. SEGMENT INFORMATION
Our operations include (i) the sale of motor fuel at convenience stores, commission agents and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores, (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers and (iv) through CrossAmerica, the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel.
We have three reportable segments: U.S. Retail, Canadian Retail and CrossAmerica. The U.S. Retail segment substantially consists of convenience store operations located in the United States. The Canadian Retail segment substantially consists of convenience stores, commission agents, cardlocks and heating oil operations located in Canada. CrossAmerica’s operations substantially consist of wholesale and retail distribution of motor fuel and convenience merchandise and the ownership and leasing of real estate used in the retail distribution of motor fuel in the U.S. Operating revenues from our heating oil business were less than 5% of total CST operating revenues for each of the years in the three-year period ended December 31, 2014 and have been included within the Canadian Retail segment information.
Results that are not included in our reportable segments are included in the corporate category, which consist primarily of general and administrative costs. Management evaluates the performance of our CrossAmerica segment without considering the effects of the “step-up” to CrossAmerica’s historical account balances to fair value (see Note 3 for further discussion of these fair value adjustments). As a result, we have included a fair value column to reconcile to our consolidated results. The elimination column represents wholesale fuel supplied to our U.S. Retail segment from CrossAmerica.
The reportable segments are strategic business units that experience different operating income margins due to geographic supply and demand attributes, the nature of the wholesale distribution as compared to the retail distribution of motor fuel and specific country and local regulatory environments. Performance is evaluated based on operating income. There was $13 million of intersegment revenues related to the sale of fuel from CrossAmerica to certain of our retail sites in the U.S. in the fourth quarter of 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canada Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Year ended December 31, 2014:
Operating revenues	$7,482	$4,702	$587	$—	$(13)	$—	$12,758
Gross profit	844	393	34	—	—	—	1,271
Depreciation, amortization and accretion expense	90	38	12	—	—	7	147
Operating income (loss)	345	119	11	(140)	—	(7)	328
Total expenditures for long-lived assets	223	59	3	—	—	—	285

Year ended December 31, 2013:
Operating revenues from external customers	$7,761	$5,016	$—	$—	$—	$—	$12,777
Gross profit	699	398	—	—	—	—	1,097
Depreciation, amortization and accretion expense	82	36	—	—	—	—	118
Operating income (loss)	198	118	—	(78)	—	—	238
Total expenditures for long-lived assets	148	54	—	—	—	—	202

Year ended December 31, 2012:
Operating revenues from external customers	$7,907	$5,228	$—	$—	$—	$—	$13,135
Gross profit	722	411	—	—	—	—	1,133
Depreciation, amortization and accretion expense	78	37	—	—	—	—	115
Operating income (loss)	246	128	—	(61)	—	—	313
Total expenditures for long-lived assets	181	42	—	—	—	—	223
Operating revenues for our principal products were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Motor fuel sales (gasoline and diesel) (CrossAmerica: $551 as of December 31, 2014)	$10,580	$10,667	$11,036
Merchandise sales (CrossAmerica: $25 as of December 31, 2014)	1,617	1,538	1,496
Other (CrossAmerica: $11 as of December 31, 2014)	561	572	603
Total operating revenues	$12,758	$12,777	$13,135
CST’s other operating revenues are derived from our Canadian heating oil business as well as revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs. CrossAmerica’s other operating revenues primarily relate to rental income.
No single customer accounted for more than 10% of the operating revenues of CST.
For the year ended December 31, 2014, CrossAmerica distributed approximately 25% of its total wholesale distribution volumes to affiliated dealers.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2014	2013
U.S. (CrossAmerica: $1,075 as of December 31, 2014)	$2,312	$1,003
Canada	373	372
Total long-lived assets	$2,685	$1,375
Total assets by reportable segment were as follows (in millions):

	December 31,
	2014	2013
U.S. Retail	$1,544	$1,472
Canadian Retail	805	799
CrossAmerica	1,170	—
Total reportable segment assets	$3,519	$2,271
Corporate assets of $125 million and $32 million at December 31, 2014 and 2013, respectively, were not allocated to the reportable segments and primarily relate to intangible assets associated with the GP Purchase and IDR Purchase, deferred debt issue costs and the indemnification receivable from Valero discussed in Note 14. CrossAmerica’s assets in the table above include $3 million of trade receivables from the U.S. Retail segment that are eliminated upon consolidation.
Note 22. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Decrease (increase):
Receivables, net	$25	$(26)	$41
Inventories	5	(23)	(4)
Prepaid expenses and other	(2)	(2)	2
Increase (decrease):
Accounts payable	15	18	4
Accounts payable to Valero	(66)	253	—
Accrued expenses	17	4	(3)
Taxes other than income taxes	10	(77)	3
Income taxes payable	11	10	—
Changes in working capital	$15	$157	$43
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	acquisitions, including the consolidation of CrossAmerica;

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated amounts at the applicable exchange rates as of each balance sheet date.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash flows related to interest were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Interest paid in excess of amount capitalized	$41	$21	$1
In connection with the GP Purchase and IDR Purchase, CST issued 2,044,490 unregistered shares of CST common stock on October 1, 2014.
As discussed in Note 13 and Note 18, CST issued $550 million of 5% senior notes and 75,397,241 shares of CST common stock in 2013 in connection with the spin-off. As a result, CST did not receive cash proceeds related to the issuance of the 5% senior notes or CST common stock.
There were no significant noncash investing or financing activities for the year ended December 31, 2012.
Note 23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2014 and 2013 (in millions):

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$3,001	$3,261	$3,221	$3,275
Gross profit	245	280	340	406
Operating income	25	57	104	142
Net income attributable to CST	11	32	63	94
Basic earnings per common share	$0.14	$0.43	$0.83	$1.21
Diluted earnings per common share	$0.14	$0.43	$0.83	$1.21

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$3,188	$3,211	$3,316	$3,062
Gross profit	236	288	291	282
Operating income	32	77	69	60
Net income attributable to CST	23	40	42	34
Basic earnings per common share	$0.30	$0.54	$0.56	$0.44
Diluted earnings per common share	$0.30	$0.54	$0.56	$0.44
Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts. For comparative purposes, and to provide a more meaningful calculation of earnings per share, we have assumed that the 75,397,241 shares of our common stock that were distributed in the spin-off to be outstanding as of the beginning of each period prior to the spin-off presented in the calculation of weighted-average shares outstanding.
The fourth quarter of 2014 includes the consolidated accounts of CrossAmerica.
Note 24. GUARANTOR SUBSIDIARIES
CST’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, certain of the outstanding indebtedness of CST primarily as outlined under the heading “CST 5% Senior Notes” discussed in Note 13. CrossAmerica is not a guarantor under CST’s senior notes. CrossAmerica’s amounts in the consolidating statements of income and comprehensive income for the period ending December 31, 2014, represent CrossAmerica’s results from October 1, 2014, the date of the GP Purchase. The following consolidating and combining schedules present financial information on a consolidated and combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(f):

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$148	$205	$—	$353	$15	$—	$368
Receivables, net	3	62	73	—	138	38	(3)	173
Inventories	—	144	65	—	209	12	—	221
Deferred income taxes	—	11	—	—	11	1	—	12
Prepaid expenses and other	—	9	5	—	14	10	—	24
Total current assets	3	374	348	—	725	76	(3)	798
Property and equipment, at cost	1	1,647	524	—	2,172	490	—	2,662
Accumulated depreciation	—	(527)	(170)	—	(697)	(8)	—	(705)
Property and equipment, net	1	1,120	354	—	1,475	482	—	1,957
Intangible assets, net	—	97	19	—	116	370	—	486
Goodwill	—	19	—	—	19	223	—	242
Investment in subsidiaries	2,029	—	—	(2,029)	—	—	—	—
Deferred income taxes	—	—	79	—	79	—	—	79
Other assets, net	30	25	5	—	60	19	—	79
Total assets	$2,063	$1,635	$805	$(2,029)	$2,474	$1,170	$(3)	$3,641

Historical amounts for CrossAmerica were adjusted to their fair values as a result of the GP Purchase discussed in Note 3. These adjustments were as follows as of December 31, 2014:
			Property and equipment, net			$90
			Intangibles, net			292
			Goodwill			183

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$47	$1	$—	$—	$48	$29	$—	$77
Accounts payable	3	76	47	—	126	34	(3)	157
Accounts payable to Valero	—	104	75	—	179	—	—	179
Accrued expenses	4	40	14	—	58	21	—	79
Taxes other than income taxes	—	27	—	—	27	10	—	37
Income taxes payable	—	1	15	—	16	—	—	16
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	59	249	151	—	459	94	(3)	550
Debt and capital lease obligations, less current portion	956	6	4	—	966	261	—	1,227
Deferred income taxes	—	112	—	—	112	38	—	150
Intercompany payables (receivables)	220	(221)	1	—	—	—	—	—
Asset retirement obligations	—	66	17	—	83	19	—	102
Other long-term liabilities	15	10	16	—	41	16	—	57
Total liabilities	1,250	222	189	—	1,661	428	(3)	2,086
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	488	1,154	502	(1,656)	488	—	—	488
Treasury stock	(22)	—	—	—	(22)	—	—	(22)
Retained earnings	269	259	114	(373)	269	—	—	269
AOCI	77	—	—	—	77	—	—	77
Noncontrolling interest	—	—	—	—	—	742	—	742
Total stockholders’ equity	813	1,413	616	(2,029)	813	742	—	1,555
Total liabilities and stockholders’ equity	$2,063	$1,635	$805	$(2,029)	$2,474	$1,170	$(3)	$3,641
Deferred taxes and noncontrolling interest for CrossAmerica include $14 million and $551 million, respectively, related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 3.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$231	$147	$—	$378
Receivables, net	—	56	97	—	153
Inventories	—	139	78	—	217
Deferred income taxes	—	6	1	—	7
Prepaid expenses and other	—	5	6	—	11
Total current assets	—	437	329	—	766
Property and equipment, at cost	—	1,477	504	—	1,981
Accumulated depreciation	—	(494)	(161)	—	(655)
Property and equipment, net	—	983	343	—	1,326
Intangible assets, net	—	2	29	—	31
Goodwill	—	18	—	—	18
Investment in subsidiaries	1,714	—	—	(1,714)	—
Deferred income taxes	—	—	93	—	93
Other assets, net	32	32	5	—	69
Total assets	$1,746	$1,472	$799	$(1,714)	$2,303

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$35	$1	$—	$—	$36
Accounts payable	—	52	47	—	99
Accounts payable to Valero	(1)	158	96	—	253
Dividends payable	5	—	—	—	5
Accrued expenses	4	23	16	—	43
Taxes other than income taxes	—	16	1	—	17
Income taxes payable	—	1	9	—	10
Total current liabilities	43	251	169	—	463
Debt and capital lease obligations, less current portion	1,003	3	—	—	1,006
Deferred income taxes	—	94	—	—	94
Intercompany payables (receivables)	58	(58)	—	—	—
Asset retirement obligations	—	61	18	—	79
Other long-term liabilities	15	7	12	—	34
Total liabilities	1,119	358	199	—	1,676
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1
APIC	406	1,037	551	(1,588)	406
Retained earnings	87	77	49	(126)	87
AOCI	133	—	—	—	133
Total stockholders’ equity	627	1,114	600	(1,714)	627
Total liabilities and stockholders’ equity	$1,746	$1,472	$799	$(1,714)	$2,303

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$7,482	$4,702	$—	$12,184	$587	$(13)	$12,758
Cost of sales	—	6,638	4,309	—	10,947	553	(13)	11,487
Gross profit	—	844	393	—	1,237	34	—	1,271
Operating expenses:
Operating expenses	—	438	236	—	674	11	—	685
General and administrative expenses	14	88	20	—	122	18	—	140
Depreciation, amortization and accretion expense	—	90	38	—	128	19	—	147
Asset impairments	—	3	—	—	3	—	—	3
Total operating expenses	14	619	294	—	927	48	—	975
Gain on the sale of assets, net	—	32	—	—	32	—	—	32
Operating (loss) income	(14)	257	99	—	342	(14)	—	328
Other income, net	—	3	3	—	6	—	—	6
Interest expense	(41)	—	(1)	—	(42)	(3)	—	(45)
Equity in earnings of subsidiaries	255	—	—	(255)	—	—	—	—
Income (loss) before income tax expense	200	260	101	(255)	306	(17)	—	289
Income tax expense	—	78	28	—	106	3	—	109
Net income (loss)	200	182	73	(255)	200	(20)	—	180
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	20	20
Net income attributable to CST stockholders	$200	$182	$73	$(255)	$200	$(20)	$20	$200
Other comprehensive loss, net of tax:
Net income (loss)	$200	$182	$73	$(255)	$200	$(20)	$—	$180
Foreign currency translation adjustment	(56)	—	—	—	(56)	—	—	(56)
Comprehensive income (loss)	144	182	73	(255)	144	(20)	—	124
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(20)	—	(20)
Comprehensive income attributable to CST stockholders	$144	$182	$73	$(255)	$144	$—	$—	$144
Depreciation, amortization and accretion expense for CrossAmerica includes $7 million of additional depreciation and amortization expense related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 3.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING AND COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating revenues	$—	$7,761	$5,016	$—	$12,777
Cost of sales	—	7,062	4,618	—	11,680
Gross profit	—	699	398	—	1,097
Operating expenses:
Operating expenses	—	414	243	—	657
General and administrative expenses	4	57	17	—	78
Depreciation, amortization and accretion expense	—	82	36	—	118
Asset impairments	—	5	1	—	6
Total operating expenses	4	558	297	—	859
Operating (loss) income	(4)	141	101	—	238
Other income, net	1	—	3	—	4
Interest expense	(27)	—	—	—	(27)
Equity in earnings of subsidiaries	126	—	—	(126)	—
Income (loss) before income tax expense	96	141	104	(126)	215
Income tax expense	—	48	28	—	76
Net income (loss)	96	93	76	(126)	139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(37)	—	—	—	(37)
Comprehensive income	$59	$93	$76	$(126)	$102

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
Operating revenues	$—	$7,907	$5,228	$—	$13,135
Cost of sales	—	7,185	4,817	—	12,002
Gross profit	—	722	411	—	1,133
Operating expenses:
Operating expenses	—	398	246	—	644
General and administrative expenses	—	44	17	—	61
Depreciation, amortization and accretion expense	—	78	37	—	115
Asset impairments	—	—	—	—	—
Total operating expenses	—	520	300	—	820
Operating income	—	202	111	—	313
Other income, net	—	—	1	—	1
Interest expense	—	(1)	—	—	(1)
Income before income tax expense	—	201	112	—	313
Income tax expense	—	74	31	—	105
Net income	—	127	81	—	208
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	10	—	10
Comprehensive income	$—	$127	$91	$—	$218

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(50)	$247	$138	$—	$335	$20	$—	$355
Cash flows from investing activities:
Capital expenditures	—	(223)	(59)	—	(282)	(3)	—	(285)
Proceeds from the sale of assets held for sale	—	58	—	—	58	—	—	58
CST acquisition of Nice N Easy	—	(24)	—	—	(24)	—	—	(24)
GP Purchase and IDR Purchase	—	(17)	—	—	(17)	—	—	(17)
CrossAmerica acquisition of Nice N Easy	—	—	—	—	—	(54)	—	(54)
CrossAmerica cash acquired	—	—	—	—	—	9	—	9
Other investing activities, net	—	3	(4)	—	(1)	2	—	1
Net cash used in investing activities	—	(203)	(63)	—	(266)	(46)	—	(312)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	55	—	55
Payments of long-term debt	(34)	—	—	—	(34)	—	—	(34)
Purchases of treasury shares	(22)	—	—	—	(22)	—	—	(22)
Debt issuance and credit facility origination costs	(2)	—	—	—	(2)	—	—	(2)
Payments of capital lease obligations	—	—	—	—	—	(2)	—	(2)
Dividends and distributions paid	(19)	—	—	—	(19)	(12)	—	(31)
Intercompany funding	127	(127)	—	—	—	—	—	—
Net cash provided by (used in) financing activities	50	(127)	—	—	(77)	41	—	(36)
Effect of foreign exchange rate changes on cash	—	—	(17)	—	(17)	—	—	(17)
Net (decrease) increase in cash	—	(83)	58	—	(25)	15	—	(10)
Cash at beginning of year	—	231	147	—	378	—	—	378
Cash at end of year	$—	$148	$205	$—	$353	$15	$—	$368

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Cash flows from operating activities:
Net cash provided by operating activities	(21)	311	150	—	440
Cash flows from investing activities:
Capital expenditures	—	(153)	(47)	—	(200)
Acquisition	—	—	(7)	—	(7)
Proceeds from dispositions of property and equipment	—	—	1	—	1
Other investing activities, net	—	—	—	—	—
Net cash used in investing activities	—	(153)	(53)	—	(206)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	—	500
Payments on long-term debt	(12)	—	—	—	(12)
Debt issuance and credit facility origination costs	(19)	—	—	—	(19)
Payments of capital lease obligations	—	(1)	—	—	(1)
Dividends paid	(5)	—	—	—	(5)
Intercompany funding	57	(57)	—	—	—
Net transfers (to)/from Valero	(500)	87	35	—	(378)
Net cash used in financing activities	21	29	35	—	85
Effect of foreign exchange rate changes on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash	—	187	130	—	317
Cash at beginning of year	—	44	17	—	61
Cash at end of year	$—	$231	$147	$—	$378

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net cash provided by operating activities	—	224	140	364
Cash flows from investing activities:
Capital expenditures	—	(114)	(42)	(156)
Acquisitions	—	(61)	—	(61)
Proceeds from dispositions of property and equipment	—	2	—	2
Other investing activities, net	—	—	—	—
Net cash used in investing activities	—	(173)	(42)	(215)
Cash flows from financing activities:
Payments of capital lease obligations	—	(1)	—	(1)
Net transfers to Valero	—	(122)	(97)	(219)
Net cash used in financing activities	—	(123)	(97)	(220)
Effect of foreign exchange rate changes on cash	—	—	—	—
Net (decrease) increase in cash	—	(72)	1	(71)
Cash at beginning of year	—	116	16	132
Cash at end of year	$—	$44	$17	$61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15 (b) under the Exchange Act as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting.
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on CST’s internal control over financial reporting required by Item 9A appears in Item 8 on page 72 of this annual report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on CST’s internal control over financial reporting appears in Item 8 beginning on page 74 of this annual report, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Items 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders. We will file our proxy statement within 120 days after our fiscal year end.

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
4.1
Indenture dated as of May 1, 2013 by and among the Company, the Guarantors (as defined) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.2
First Supplemental Indenture, dated as of September 13, 2013, by and among the Company, ELR, LLC, Real Estate Ventures, LLC, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2013)

4.3*	Second Supplemental Indenture, dated as of August 29, 2014, by and among the Company, CST Real Estate Holdings, LLC, the existing Guarantors and U.S. Bank National Association, as trustee
4.4*
Third Supplemental Indenture, dated as of October 6, 2014, by and among the Company, CST Brands Holdings, LLC, CST Brands Holdings, Inc., the existing Guarantors and U.S. Bank National Association, as trustee

4.5*
Fourth Supplemental Indenture, dated as of October 28, 2014, by and among the Company, CAPL Operations I, LLC, CAPL Holding, Inc., the existing Guarantors and U.S. Bank National Association, as trustee

4.6*
Fifth Supplemental Indenture, dated as of November 26, 2014, by and among the Company, CST Arizona LLC, CST Louisiana LLC, CST Stations Texas, LLC, N2I One, LLC, N2I Two, LLC, CST Management, Inc., the existing Guarantors and U.S. Bank National Association, as trustee

4.7*	Sixth Supplemental Indenture, dated as of January 1, 2015, by and among the Company, CST Fuel Supply LP, the existing Guarantors and U.S. Bank National Association, as trustee
4.8
Registration Rights Agreement, dated as of October 1, 2014, by and among the Company, The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

9.1*
Voting Agreement, dated as of October 1, 2014, by and among the Company, Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (the former name of Dunne Manning Inc.)

10.1
Transition Services Agreement dated as of April 29, 2013 by and between Valero Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.2
Transition Services Agreement dated as of April 29, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.3
Tax Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.4
Employee Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.5
Branded Distributor Marketing Agreement (Multi-Brand) dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.6
Master Agreement dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.7
Petroleum Product Supply Agreement dated as of May 1, 2013 by and between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.8
Petroleum Products Supply Agreement dated as of May 1, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)
10.11	2013 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013)
10.12
Amended and Restated 2013 Omnibus Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2014)

10.13	CST Brands, Inc. Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 6, 2013)
10.14	CST Brands, Inc. Excess Savings Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2013)
10.15
CST Brands, Inc. Short-Term Incentive Plan for Named Executive Officers (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 4, 2013)

10.16
Credit Agreement dated as of March 20, 2013 by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 4, 2013)

10.17*
First Amendment to Credit Agreement, dated as of May 1, 2013, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents named therein

10.18
Second Amendment to Credit Agreement and Amendment to Guarantee and Collateral Agreement, dated as of September 30, 2014, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and certain subsidiaries of CST Brands, Inc., as subsidiary guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

10.19*
Third Amendment to Credit Agreement, dated as of December 5, 2014, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents named therein

10.20
GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014)

10.21
IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014)

10.22	Form of Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)
10.23
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.24
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.25*	Contribution Agreement, dated as of December 16, 2014, by and among the Company, CST Services LLC and CrossAmerica Partners LP
21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

By:    /s/ Kimberly S. Lubel
Kimberly S. Lubel
Chief Executive Officer, President and Chairman of the Board
Date: February 27, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kimberly S. Bowers and Clayton E. Killinger, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for her or him and in her or his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or her or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 27, 2015.

Signature	Name and Title

/s/ Kimberly S. Lubel	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)
Kimberly S. Lubel

/s/ Clayton E. Killinger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Clayton E. Killinger

/s/ Donna M. Boles	Director
Donna M. Boles

/s/ Roger G. Burton	Director
Roger G. Burton

/s/ Ruben M. Escobedo	Director
Ruben M. Escobedo

/s/ Denise Incandela	Director
Denise Incandela

/s/ William G. Moll	Director
William G. Moll

/s/ Alan Schoenbaum	Director
Alan Schoenbaum

/s/ Stephen A. Smith	Director
Stephen A. Smith

/s/ Joseph V. Topper, Jr.	Director
Joseph V. Topper, Jr.

/s/ Michael H. Wargotz	Director
Michael H. Wargotz