Form 10-Q
period 2015-03-31
CST Brands, Inc.
filed 2015-05-08
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2015, there were 76,865,626 common shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash (CrossAmerica: $5 and $15, respectively)	$314	$368
Accounts receivable, net of allowances of $1 and $1, at March 31, 2015 and December 31, 2014, respectively (CrossAmerica: $35 and $35, respectively)	170	173
Inventories (CrossAmerica: $20 and $12, respectively)	208	221
Deferred income taxes (CrossAmerica: $0 and $1, respectively)	12	12
Prepaid expenses and other (CrossAmerica: $12 and $10, respectively)	23	24
Total current assets	727	798
Property and equipment, net (CrossAmerica: $582 and $482, respectively)	2,046	1,957
Intangible assets, net (CrossAmerica: $367 and $370, respectively)	481	486
Goodwill (CrossAmerica: $262 and $223, respectively)	294	242
Deferred income taxes	71	79
Other assets, net (CrossAmerica: $16 and $19, respectively)	75	79
Total assets	$3,694	$3,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $8 and $29, respectively)	$59	$77
Accounts payable (CrossAmerica: $41 and $31, respectively)	142	157
Accounts payable to Valero	201	179
Accrued expenses (CrossAmerica: $17 and $21, respectively)	77	79
Taxes other than income taxes (CrossAmerica: $12 and $10, respectively)	35	37
Income taxes payable (CrossAmerica: $3 and $0, respectively)	8	16
Deferred income taxes (CrossAmerica: $3 and $0, respectively)	3	—
Dividends payable	5	5
Total current liabilities	530	550
Debt and capital lease obligations, less current portion (CrossAmerica: $398 and $261, respectively)	1,352	1,227
Deferred income taxes (CrossAmerica: $58 and $38, respectively)	186	150
Asset retirement obligations (CrossAmerica: $20 and $19, respectively)	105	102
Other long-term liabilities (CrossAmerica: $16 and $16, respectively)	56	57
Total liabilities	2,229	2,086
Commitments and contingencies (Note 8)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,739,779 and 77,674,450 shares issued as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital (APIC)	474	488
Treasury stock, at cost: 863,189 and 512,714 common shares as of March 31, 2015 and December 31, 2014, respectively	(37)	(22)
Retained earnings	279	269
Accumulated other comprehensive income (AOCI)	25	77
Total CST Brands, Inc. stockholders’ equity	742	813
Noncontrolling interest	723	742
Total stockholders’ equity	1,465	1,555
Total liabilities and stockholders’ equity	$3,694	$3,641
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues(a)	$2,670	$3,001
Cost of sales(b)	2,366	2,756
Gross profit	304	245
Operating expenses:
Operating expenses	184	164
General and administrative expenses	50	25
Depreciation, amortization and accretion expense	54	31
Total operating expenses	288	220
Gain on sale of assets, net	5	—
Operating income	21	25
Other income, net	2	1
Interest expense	(15)	(10)
Income before income tax expense	8	16
Income tax expense	2	5
Consolidated net income	6	11
Net loss attributable to noncontrolling interest	(8)	—
Net income attributable to CST stockholders	$14	$11
Earnings per common share
Basic earnings per common share	$0.18	$0.14
Weighted-average common shares outstanding (in thousands)	76,896	75,397
Earnings per common share – assuming dilution
Diluted earnings per common share	$0.18	$0.14
Weighted-average common shares outstanding - assuming dilution (in thousands)	77,242	75,494

Dividends per common share	$0.06	$0.06

Supplemental information:
(a) Includes excise taxes of:	$470	$470
(a) Includes income from rentals of:	$12	$—
(b) Includes expenses from rentals of:	$4	$—
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net income	$6	$11
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	(24)
Other comprehensive income (loss) before income taxes	(52)	(24)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss)	(52)	(24)
Comprehensive income (loss)	(46)	(13)
Loss attributable to noncontrolling interests	(8)	—
Comprehensive income (loss) attributable to CST stockholders	$(38)	$(13)
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$6	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8	4
Depreciation, amortization and accretion expense	54	31
Gain on the sale of assets, net	(5)	—
Deferred income tax expense (benefit)	(11)	(5)
Changes in working capital, net of acquisitions	16	3
Other operating activities, net	2	—
Net cash provided by operating activities	70	44
Cash flows from investing activities:
Capital expenditures	(50)	(43)
Proceeds from the sale of assets	7	—
CST acquisitions, net of cash acquired	(20)	—
CrossAmerica acquisitions, net of cash acquired	(126)	—
Other investing activities, net	9	—
Net cash used in investing activities	(180)	(43)
Cash flows from financing activities:
Proceeds under the CAPL revolving credit facility	118	—
Payments on the CST term loan facility	(9)	(7)
Purchases of treasury shares	(14)	—
Payments of capital lease obligations	(1)	—
CST dividends paid	(5)	(5)
CrossAmerica distributions paid	(13)	—
Net cash provided by (used in) financing activities	76	(12)
Effect of foreign exchange rate changes on cash	(20)	(2)
Net decrease in cash	(54)	(13)
Cash at beginning of period	368	378
Cash at end of period	$314	$365
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	DEFINITION OF TERMS, DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
Definition of Terms
The following terms are used throughout this document to refer to the items indicated:

•
“CST” refers to CST Brands, Inc., a Delaware corporation, and, where appropriate in context, to one or more of CST’s subsidiaries without the inclusion or consolidation of the operations or subsidiaries of CrossAmerica Partners LP. CST includes CST’s ownership of 100% of the outstanding incentive distribution rights (“IDRs”) of CrossAmerica Partners LP and any common units of CrossAmerica Partners LP owned by CST, including those received as consideration for “asset drops” as defined in our Annual Report on Form 10-K (“Form 10-K”).

•	We refer to CrossAmerica Partners LP, a Delaware limited partnership, and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole as “CrossAmerica.”

•	“We,” “us,” “our” and “company” refer to the consolidated results and accounts of CST and CrossAmerica, or individually as the context implies.
Description of Business
CST is a holding company and conducts substantially all of its operations through its subsidiaries. We were incorporated in Delaware in 2012, formed solely in contemplation of the separation and distribution (“spin-off”) of the retail business of Valero Energy Corporation (“Valero”) and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
On October 1, 2014, CST completed the purchase of 100% of the non-economic membership interests in Lehigh Gas GP LLC (the “General Partner”) and IDRs of Lehigh Gas Partners LP for $17 million in cash and approximately 2.0 million shares of CST common stock. After the purchase of the membership interest in its General Partner, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. On January 1, 2015, CST sold (dropped down) a 5% limited partner equity interest in our U.S. Retail segment’s wholesale motor fuel supply business (“CST Fuel Supply”) to CrossAmerica in exchange for common units representing an approximate 6.1% limited partner interest in CrossAmerica. See footnote 2 for additional information.
We are a publicly traded corporation and CrossAmerica is a separate publicly traded Delaware master limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. CST controls CrossAmerica’s General Partner and has the right to appoint all members of the Board of Directors of the General Partner. CrossAmerica is managed and operated by the Board of Directors and executive officers of the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not have a controlling ownership of CrossAmerica’s outstanding limited partner units. As a result, under the guidance in ASC 810–Consolidation, CrossAmerica is a consolidated variable interest entity.
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
Our Canadian Retail segment includes company owned and operated convenience stores, commission agents, cardlocks and heating oil operations. We generate profit on motor fuel sales, and at our company owned and operated convenience stores, profit is also generated on convenience merchandise sales and other services (similar to our U.S. Retail segment). We use the term “retail site” as a general term to refer to convenience stores, commission agent sites or cardlocks.
CrossAmerica is engaged in the wholesale distribution of motor fuels and the ownership and leasing of real estate used in the retail distribution of motor fuels. Through recent acquisitions, CrossAmerica is also engaged in retail operations consisting of recently acquired convenience stores, which we currently classify as non-core. CrossAmerica’s operations are conducted entirely within the U.S.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Acquired Retail Sites
Our retail sites are classified into two categories: core and non-core. Core stores are retail sites that are fully integrated into our existing retail distribution network and are operated and managed by CST convenience store management personnel. These stores are included in our operating statistics under the label “core store.” Non-core stores are acquired sites that are under evaluation to determine whether they have the potential to be fully integrated into our core store operations with respect to convenience store size, location or market demands. We have a dedicated integration team that evaluates our newly acquired convenience stores and assesses their future potential. After evaluating the assets, the team makes a recommendation to classify the stores into the appropriate core or non-core category. We expect this evaluation to occur within twelve months of acquisition. All retail convenience stores we acquire through acquisition are first categorized as non-core to the consolidated results of CST. If these stores are not determined to be core stores, we believe these non-core stores are attractive candidates for conversion to third party dealers or eventual divestment. By converting non-core stores into dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements.
Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014. Financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 included in the condensed notes to the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2014, has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in end customer activity behavior during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months.
Our effective income tax rates for the three months ended March 31, 2015 and 2014 were 24% and 33%, respectively. The effective tax rate differs from the federal statutory rate of 35% for 2015 primarily as a result of a valuation allowance benefit associated with the acquisition of CrossAmerica. As a limited partnership, CrossAmerica has not been subject to Federal and State income tax with the exception of its operations through certain corporate subsidiaries. CST’s effective tax rate, excluding CrossAmerica, was 35% for the three months ended March 31, 2015.
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
New Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships and other similar entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a full retrospective or a modified retrospective approach to adoption. Early adoption is also permitted. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Management has not yet determined which period the guidance will be adopted. If the guidance were applicable at March 31, 2015, other noncurrent assets and long-term debt would be lower by $15 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective January 1, 2017. Early adoption is not permitted. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the three months ended March 31, 2015 and 2014 our U.S. Retail and Canadian Retail segments purchased $1.5 billion, and $2.4 billion, respectively, of motor fuel from Valero.
CrossAmerica purchases a substantial amount of motor fuel from three suppliers. For the three months ended March 31, 2015, CrossAmerica’s wholesale business purchased approximately 27%, 26% and 22% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica's fuel purchases in first quarter of 2015.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the three months ended March 31, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to Dunne Manning Stores LLC (formerly Lehigh Gas–Ohio, LLC (“LGO” or “affiliated dealer”)). LGO is an operator of retail sites that purchases a significant portion of its motor fuel from CrossAmerica on a wholesale basis and then re-sells motor fuel on a retail basis. For more information regarding transactions with LGO, see Note 7.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.    ACQUISITIONS AND DIVESTITURES
GP Purchase and IDR Purchase
During the first quarter of 2015, we updated the valuation of CrossAmerica, which resulted in adjustments to certain property and equipment, definite-lived intangibles, goodwill and related deferred tax effects as follows (in millions):

	Preliminary Purchase Price Allocation	Fair Value Adjustments	Adjusted Purchase Price Allocation
Current assets (excluding inventories)	$74	$—	$74
Inventories	14	—	14
Property and equipment	436	17	453
Intangibles	367	(7)	360
Goodwill	213	(7)	206
Other assets	18	—	18
Current liabilities	(65)	—	(65)
Long-term debt and capital leases	(236)	—	(236)
Deferred tax liabilities	(33)	—	(33)
Other liabilities	(17)	—	(17)
Non-controlling interest	(771)	(3)	(774)
Total consideration	$—	$—	$—
The adjustment to property and equipment resulted from obtaining additional information for the fair value determination for certain retail sites. The adjustment to intangibles resulted from revising our pro forma cash flow projections based on actual motor fuel gallons distributed for 2014 in the determination of fair value of motor fuel supply and distribution agreements. The adjustments to property and equipment and intangible assets resulted in an immaterial adjustment to previously recognized depreciation and amortization and was recorded in the first quarter of 2015.
We engaged a third party valuation services firm to assist in the calculation of the fair value of CrossAmerica’s assets and liabilities. The fair value of CrossAmerica was based on its enterprise value on the date of acquisition as principally determined by the closing price of its common units trading on the New York Stock Exchange, which resulted in a portion of the purchase price being allocated to goodwill.
Our pro forma results, assuming we acquired CrossAmerica on January 1, 2014, would have been (in millions):

Three Months Ended March 31,
2014
Total revenues	$3,483
Net income attributable to CST stockholders	11
Acquisition of Landmark Industries Stores (“Landmark”)
In January 2015, CST and CrossAmerica jointly purchased 22 convenience stores from Landmark. CrossAmerica purchased the real property of the 22 fee sites as well as certain wholesale fuel distribution assets for an initial payment of $44 million. CST purchased the personal property, working capital and the convenience store operations for an initial payment of $20 million. A final adjustment to the purchase price between CrossAmerica and CST was made related to the purchase of certain property so that the aggregate purchase price paid by CST is $23 million and the aggregate final purchase price paid by CrossAmerica is $41 million.
CrossAmerica leases the acquired real property to CST under triple net leases at a lease rate of 7.5% and CrossAmerica distributes wholesale fuel to CST under long term agreements with a fuel gross profit margin of approximately $0.05 per gallon.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of Landmark’s assets on the date of acquisition with final fair value adjustments were as follows (in millions):

Current assets	$4
Property and equipment	28
Other assets	6
Goodwill	26
Total consideration	$64
The fair value of property and equipment, which consisted of land, buildings, building improvements, USTs and other equipment, was based on a cost approach, with the fair value being estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives not to exceed 20 years for the buildings and 30 years for the underground storage tanks.
A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However because the acquired wholesale fuel distribution rights relate to entities under common control, this identifiable intangible is not permitted under U.S. GAAP to be recognized and therefore the value has been allocated to goodwill.
Aggregate incremental revenues since the closing of the Landmark acquisition included in our statement of operations were $20 million for the three months ended March 31, 2015.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchases of all of the outstanding capital stock of Erickson Oil Products, Inc. (“Erickson”) and separate purchases of certain related assets with an aggregate purchase price of $85 million, subject to certain post-closing adjustments. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. The convenience store operations of Erickson are classified as non-core in the CrossAmerica segment.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets (excluding inventories)	$4
Inventories	8
Property and equipment	72
Intangibles	14
Goodwill	33
Current liabilities	(20)
Deferred tax liabilities	(29)
Total consideration, net of cash acquired	$82
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 15 years for the buildings and 5 to 10 years for equipment.
The $12 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows and using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate incremental revenues since the closing of the Erickson acquisition included in our consolidated statement of operations were $34 million for the three months ended March 31, 2015.
Divestitures
During the three months ended March 31, 2015, CST closed on the sale of nine convenience stores and recognized a gain of $5 million in “Gain on sale of assets, net” on the consolidated statements of income. During the three months ended March 31, 2015, CrossAmerica recorded an immaterial gain on sale of assets.
Sale (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015, we closed on the sale of a 5% limited partner equity interest in CST Fuel Supply to CrossAmerica in exchange for common units representing an approximate 6.1% limited partner interest in CrossAmerica. The value of the common units at closing was approximately $60 million. Because this transaction was between entities under common control, a gain on the sale of CST Fuel Supply is not reflected in our consolidated income statement and we eliminated our 6.1% limited partner interest from our consolidated balance sheet. The receipt of common units resulted in a credit to stockholders’ equity in the amount of $60 million. The excess of the purchase price paid by CrossAmerica over the carrying value recorded on CST’s balance sheet was recorded as a contribution from CrossAmerica.
See Note 7 for additional disclosures.
Note 3.     INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2015	2014
Convenience store merchandise (CrossAmerica: $13 and $7, respectively)	$124	$128
Motor fuel (CrossAmerica: $7 and $5, respectively)	82	92
Supplies	2	1
Inventories	$208	$221
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of March 31, 2015 and December 31, 2014, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $3 million and $2 million, respectively. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.
Note 4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2015	2014
Land (CrossAmerica: $196 and $154, respectively)	$621	$580
Buildings (CrossAmerica: $225 and $179, respectively)	719	678
Equipment (CrossAmerica: $172 and $148, respectively)	826	812
Leasehold improvements (CrossAmerica: $4 and $4, respectively)	318	311
Other	243	243
Construction in progress (CrossAmerica: $4 and $5, respectively)	31	38
Property and equipment, at cost	2,758	2,662
Accumulated depreciation (CrossAmerica: $19 and $8, respectively)	(712)	(705)
Property and equipment, net	$2,046	$1,957
Other in the table above consists primarily of the assets related to our asset retirement obligations and computer hardware and software.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US:
Indefinite-lived intangible assets	$91	$—	$91	$91	$—	$91
Other	8	(1)	7	7	(1)	6
US total	99	(1)	98	98	(1)	97
Canada:
Customer lists	97	(81)	16	106	(87)	19
Total US and Canada	196	(82)	114	204	(88)	116
CrossAmerica:
Wholesale fuel distribution rights	215	(13)	202	229	(8)	221
Wholesale fuel supply agreements	175	(22)	153	155	(17)	138
Below market leases	11	(3)	8	10	(3)	7
Other	6	(2)	4	5	(1)	4
Total CrossAmerica	407	(40)	367	399	(29)	370
Consolidated total	$603	$(122)	$481	$603	$(117)	$486
Indefinite lived intangible assets, which consist primarily of the IDRs, are not amortized, but instead are tested for impairment at least annually, and tested for impairment more frequently if events and circumstances indicate that the IDRs might be impaired.
Our customer lists are located in our Canadian Retail segment and are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	March 31,	December 31,
	2015	2014
CST debt and capital leases:(a)
Revolving credit facility	$—	$—
Term loan due 2019	444	453
5.00% senior notes due 2023	550	550
Capital leases	11	11
Total CST debt and capital leases	1,005	1,014
CrossAmerica debt and capital leases:(b)
Revolving credit facility	318	200
Other debt	27	27
Capital leases	61	63
Total CrossAmerica debt and capital leases	406	290
Total consolidated debt and capital lease obligations outstanding	1,411	1,304
Less current portion of CST	51	48
Less current portion of CrossAmerica	8	29
Consolidated debt and capital lease obligations, less current portion	$1,352	$1,227
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
Financial Covenants and Interest Rate
The CST Credit Facility contains financial covenants consisting of (a) a maximum total lease adjusted leverage ratio set at not greater than 3.75 to 1.00, and (b) a minimum fixed charge coverage ratio set at not less than 1.30 to 1.00. As of March 31, 2015, CST’s lease adjusted leverage ratio and fixed charge coverage ratio were 2.32 to 1.00 and 2.60 to 1.00, respectively.
The CrossAmerica revolving credit facility requires CrossAmerica to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of March 31, 2015, CrossAmerica was in compliance with the covenants.
Outstanding borrowings under the CST term loan facility bear interest at the 30–day London Interbank Offered Rate (“LIBOR”) plus a margin of 1.50%. As of March 31, 2015, the interest rate was 1.68%. The majority of CrossAmerica’s outstanding borrowings under the revolving credit facility bear interest at LIBOR plus a margin of 3%, with the remaining borrowings at the prime rate plus a margin of 2%. CrossAmerica’s borrowings had a weighted-average rate of 3.50% as of March 31, 2015.
Note 7. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related-party and account for the transactions as entities under common control.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment under fuel distribution agreements and lease agreement having initial 10-year terms. The fuel distribution agreements provide CrossAmerica with a fixed wholesale mark-up per gallon and the lease agreement is a triple net lease with lease rates of 7.5%. The U.S. Retail segment incurred rent expense on these retail sites of $1 million and purchased approximately 17 million gallons of motor fuel from CrossAmerica during the three months ended March 31, 2015. Amounts payable to CrossAmerica totaled $4 million and $3 million at March 31, 2015 and December 31, 2014, respectively.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of CST Fuel Supply Equity Interests
We accounted for the sale of equity interests in CST Fuel Supply to CrossAmerica based on the carrying value recorded on our balance sheet, which amounted to $0.4 million at the date of acquisition. The excess of the purchase price paid by CrossAmerica over the carrying value on our balance sheet was recorded as a credit to stockholders’ equity in the amount of $60 million.
CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica.
CST distributed $1 million to CrossAmerica during the three months ended March 31, 2015 related to its equity ownership interests in CST Fuel Supply.
Amended and Restated Omnibus Agreement
We entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, DMI, CST, LGO and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement, which was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. The current fee under the Amended Omnibus Agreement for the management services provided by CST to CrossAmerica is $643,000 per month, plus a variable rate based on the wholesale motor fuel gallons distributed by CrossAmerica. For the three months ended March 31, 2015, CST billed CrossAmerica $2 million for the fixed fee, $1 million for the variable fee and allocated $2 million in non-cash stock-based compensation and incentive compensation. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
IDR and Common Unit Distributions
CST received distributions of $1 million related to its investment in CrossAmerica’s IDRs and common units during the three months ended March 31, 2015.
CrossAmerica Transactions with LGO
LGO is an entity affiliated with Joseph V. Topper, Jr., a member of our Board of Directors. LGO is an operator of retail motor fuel stations that purchases all of its motor fuel requirements from CrossAmerica on a wholesale basis. LGO leases certain retail sites from CrossAmerica in accordance with a master lease agreement between LGO and CrossAmerica.
Revenues from fuel sales and rental income from LGO were as follows (in millions):

Three Months Ended March 31,
2015
Revenues from fuel sales to LGO	$70
Rental income from LGO	$5
Fuel is sold to LGO at CrossAmerica’s cost plus a fixed mark-up per gallon. Receivables from LGO totaled $10 million at March 31, 2015 and December 31, 2014.
Note 8. COMMITMENTS AND CONTINGENCIES
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
UST Fund Reimbursement Litigation-CST
On October 30, 2013, the State of Colorado filed a lawsuit against Valero and CST and several of their subsidiaries and affiliates claiming that, prior to the spin-off, Valero and its former retail subsidiaries filed claims with and recovered funds from Colorado’s

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Underground Storage Tank Fund and failed to disclose the existence of and/or recoveries from insurance policies, which are alleged to have provided coverage for these same remediation activities. Without admitting any responsibility, CST reached a settlement with the state of all claims against it for an immaterial amount resulting in the dismissal, with prejudice, of all claims against the CST entities. CST believes that the amounts paid in settlement and in defense of this litigation are covered by available insurance and has made demands on its insurers for these amounts.
Note 9. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.
Level 3—Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2015 or 2014.
Financial Instruments
The aggregate fair value and carrying amount of the CST senior notes and term loan at March 31, 2015 and December 31, 2014 were $1.0 billion. The fair value of the CST term loan approximates its carrying value due to the frequency with which interest rates are reset. The fair value of the CST senior notes is determined primarily using quoted prices of over the counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $318 million as of March 31, 2015 and $200 million as of December 31, 2014 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.
Note 10.     EQUITY
CST Treasury Stock
For the three months ended March 31, 2015 we purchased 334,584 of our common shares for a total purchase price of $14 million as part of our publicly announced share repurchase program. We have also withheld 15,891 shares of our common stock with a total fair value of $1 million in connection with withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.
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
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
March 31, 2015	March 31, 2015	April 15, 2015	$0.0625	$5

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Distributions
CrossAmerica’s quarterly distribution paid in the first quarter of 2015 (related to the fourth quarter of 2014) was $0.5425 per CrossAmerica common unit, or $13 million. During the first quarter of 2015, CrossAmerica distributed $170,000 to us with respect to the IDRs.
Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Balance at the beginning of the period	$77	$133
Other comprehensive (loss) income before reclassifications	(52)	(24)
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive (loss) income	(52)	(24)
Balance at the end of the period	$25	$109
Note 11. STOCK-BASED COMPENSATION
Overview
Compensation expense for our stock-based compensation plans is based on the fair value of the awards granted and is recognized in income on a straight-line basis over the requisite service period of each vesting tranche. We record stock-based compensation as a component of operating expenses and general and administrative expenses in the consolidated statements of income.
We recognized stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation related to CST	$5	$4
Stock-based compensation related to CrossAmerica	3	—
Total stock-based compensation expense	$8	$4
In the first quarter of 2015, we recognized $4 million of stock-based compensation expense, and in the first quarter of 2014, we recognized $2 million of stock-based compensation expense, related to stock-based awards granted to employees who were retirement eligible at the date of grant.
CST Stock-Based Awards
Grants of stock-based awards occurred in the first quarter of 2015 and consisted of:

	Number of Shares	Weighted-Avg Grant-Date Fair Value
Stock options	687,099	$10.79
Restricted stock (granted to Board of Directors)	22,820	$41.41
Restricted stock units (granted principally to employees)	124,112	$41.44

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and restricted stock units granted become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. The restricted stock awards vest in full on the first anniversary of their date of grant and participate in dividends. Exercise prices of the stock options are equal to the market value of the common stock on the date of grant. The weighted average exercise price of the stock options granted was $41.44 per share.
Approximately 142,000 of the CST stock based awards were granted to certain employees of CST for services rendered on behalf of CrossAmerica and the expense associated with the awards was charged to CrossAmerica. These stock based awards had a total fair value of $2 million on the date of grant.
CrossAmerica Unit-Based Awards
CrossAmerica’s unit-based compensation expense for the three months ended March 31, 2015 and 2014 was $3 million and $1 million, respectively.
Grants of unit-based awards occurred in the first quarter of 2015 and consisted of:

	Number of Securities	Weighted-Avg Grant-Date Fair Value
Phantom units	35,814	$33.95
Profits interests	34,728	$33.95
These awards were fully vested on the date of grant. Previously issued awards generally vest in equal increments on the first, second and third anniversaries of their date of grant. It is the intent of CrossAmerica to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units. However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.
Since CrossAmerica grants awards to employees of CST, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at March 31, 2015 and December 31, 2014 totaled $2 million and $5 million, respectively.
Awards to CrossAmerica Officers
In April 2015, in connection with his appointment as President of CrossAmerica, CrossAmerica granted 4,077 phantom units to Jeremy Bergeron with a fair value of $0.1 million. This award will vest in equal increments on the first, second and third anniversaries of the date of grant. This award was accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of distributions authorized to be paid to the holders of common units.
Additionally, in April 2015, in connection with an executive retention agreement, CST granted 7,902 restricted stock units with a fair value of $0.4 million to Dave Hrinak, the Executive Vice President and COO of CrossAmerica. One third of this award will vest on October 1, 2015, and the remaining awards will vest in equal increments on the first and second anniversaries of that date. The awards will receive dividend equivalent payments.
Awards to Members of the Board of Directors of CrossAmerica
In 2014, CrossAmerica granted 6,141 phantom units to the non-employee members of the board of directors of the General Partner as a portion of director compensation, which will vest on November 10, 2015.
The fair value of these awards at March 31, 2015, including previously issued fully vested profits interests that have not been converted into common units, was $1 million. Compensation expense was not significant for the three months ended March 31, 2015 and 2014.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest. Therefore, all earnings per common share information solely relates to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Three Months Ended March 31,
	2015		2014
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$14		$11
Less dividends declared:
Common stock		5		5
Undistributed earnings		$9		$6

Weighted-average common shares outstanding (in thousands)	331	76,896	—	75,397
Earnings per common share
Distributed earnings	$0.06	$0.06	$—	$0.06
Undistributed earnings	0.12	0.12	—	0.08
Total earnings per common share	$0.18	$0.18	$—	$0.14

	Three Months Ended March 31,
	2015		2014
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share - assuming dilution:
Net income attributable to CST stockholders		$14		$11

Weighted-average common shares outstanding (in thousands)		76,896		75,397
Common equivalent shares:
Stock options (in thousands)		136		—
Restricted stock (in thousands)		113		97
Restricted stock units (in thousands)		97		—
Weighted-average common shares outstanding - assuming dilution (in thousands)		77,242		75,494
Earnings per common share - assuming dilution		$0.18		$0.14

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2015	2014
Weighted-average anti-dilutive options (in thousands)	107	23
Note 13. SEGMENT INFORMATION
Our operations include (i) the sale of motor fuel to end-users at convenience stores, commission agents and cardlocks, (ii) the sale of convenience merchandise items and services at convenience stores, (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers, and (iv) the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel.
We have three reportable segments: U.S. Retail, Canadian Retail and CrossAmerica. The U.S. Retail, Canadian Retail and CrossAmerica segments are managed as individual strategic business units. Each segment experiences different operating income margins due to certain unique operating characteristics, geographic supply and demand attributes, specific country and local regulatory environments, and are exposed to variability in gross profit from the volatility of crude oil prices. Operating revenues from our heating oil business were less than 6% of our operating revenues for three months ended March 31, 2015 and 2014 and have been included within the Canadian Retail segment information.
Results that are not included in our reportable segments are included in the corporate category, which consist primarily of general and administrative costs. Management evaluates the performance of our CrossAmerica segment without considering the effects of the “step-up” of CrossAmerica’s historical account balances to fair value required under ASC 805—Business Combinations. As a result, we have included a fair value column to reconcile to our consolidated results. The elimination column represents wholesale fuel supplied to our U.S. Retail segment from CrossAmerica.
The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canada Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Three months ended March 31, 2015:
Operating revenues	$1,362	$853	455	$—	$—	$—	$2,670
Intersegment revenues	—	—	30	—	(30)	—	—
Gross profit	176	93	35	—	—	—	304
Depreciation, amortization and accretion expense	24	9	12	—	—	9	54
Operating income (loss)	42	28	10	(50)	—	(9)	21
Total expenditures for long-lived assets (including acquisitions)	66	4	126	—	—	—	196

Three months ended March 31, 2014:
Operating revenues from external customers	$1,799	$1,202	$—	$—	$—	$—	$3,001
Gross profit	151	94	—	—	—	—	245
Depreciation, amortization and accretion expense	22	9	—	—	—	—	31
Operating income (loss)	24	26	—	(25)	—	—	25
Total expenditures for long-lived assets (including acquisitions)	36	7	—	—	—	—	43

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Decrease (increase):
Receivables, net	$(1)	$(60)
Inventories	18	20
Deferred income taxes	(1)	—
Prepaid expenses and other	5	(2)
Increase (decrease):
Accounts payable	(19)	(5)
Accounts payable to Valero	28	41
Accrued expenses	—	8
Taxes other than income taxes	(5)	3
Income taxes payable	(9)	(2)
Changes in working capital	$16	$3
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

Cash flows related to interest were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Interest paid in excess of amount capitalized	$6	$3
There were no significant non-cash investing or financing activities for the three months ended March 31, 2015.
Note 15. TERMINATION BENEFITS
CST accrued $4 million of severance and benefit costs in 2015 related to certain CST employees who were officers of CrossAmerica officers who have terminated their employment. Such costs are included in general and administrative expenses.
As a result of the continued integration of certain processes and systems of our recently acquired businesses, CrossAmerica committed to a workforce reduction affecting certain employees of CrossAmerica or its affiliates for which the expected completion date is December 31, 2015. CrossAmerica is recognizing $2 million of estimated cost of severance and other benefits ratably over the required service period.
In addition, at December 31, 2014, CrossAmerica had a $2 million accrual for severance and benefit costs related to certain officers who terminated their employment.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of our liability for severance and other termination benefits is as follows (in millions):

Balance at December 31, 2014	$2
Provision for termination benefits (included in general and administrative expenses)	4
Termination benefits paid	—
Balance at March 31, 2015	$6
Note 16. GUARANTOR SUBSIDIARIES
CST’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, CST’s 5% senior notes. CrossAmerica is not a guarantor under CST’s 5% senior notes. The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3-10(f):

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$111	$198	$—	$309	$5	$—	$314
Receivables, net	—	60	75	—	135	39	(4)	170
Inventories	—	128	60	—	188	20	—	208
Deferred income taxes	—	12	—	—	12	—	—	12
Prepaid expenses and other	—	6	5	—	11	12	—	23
Total current assets	—	317	338	—	655	76	(4)	727
Property and equipment, at cost	—	1,672	485	—	2,157	601	—	2,758
Accumulated depreciation	—	(529)	(164)	—	(693)	(19)	—	(712)
Property and equipment, net	—	1,143	321	—	1,464	582	—	2,046
Intangible assets, net	—	98	16	—	114	367	—	481
Goodwill	—	32	—	—	32	262	—	294
Investment in subsidiaries	2,063	—	—	(2,063)	—	—	—	—
Investment in CrossAmerica	—	59	—	—	59	—	(59)	—
Deferred income taxes	—	—	71	—	71	—	—	71
Other assets, net	30	24	5	—	59	16	—	75
Total assets	$2,093	$1,673	$751	$(2,063)	$2,454	$1,303	$(63)	$3,694

Historical amounts for CrossAmerica were adjusted to their fair values as a result of the GP Purchase discussed in Note 2. These adjustments were as follows as of March 31, 2015:
			Property and equipment, net			$104
			Intangibles, net			279
			Goodwill			176

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$50	$1	$—	$—	$51	$8	$—	$59
Accounts payable	—	67	34	—	101	45	(4)	142
Accounts payable to Valero	(1)	121	81	—	201	—	—	201
Accrued expenses	12	32	16	—	60	17	—	77
Taxes other than income taxes	—	22	1	—	23	12	—	35
Income taxes payable	—	3	2	—	5	3	—	8
Deferred income taxes	—	—	—	—	—	3	—	3
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	66	246	134	—	446	88	(4)	530
Debt and capital lease obligations, less current portion	943	7	4	—	954	398	—	1,352
Deferred income taxes	—	128	—	—	128	58	—	186
Intercompany payables (receivables)	268	(269)	1	—	—	—	—	—
Asset retirement obligations	—	69	16	—	85	20	—	105
Other long-term liabilities	16	10	14	—	40	16	—	56
Total liabilities	1,293	191	169	—	1,653	580	(4)	2,229
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	533	1,214	460	(1,674)	533	—	(59)	474
Treasury stock	(37)	—	—	—	(37)	—	—	(37)
Retained earnings	278	268	122	(389)	279	—	—	279
AOCI	25	—	—	—	25	—	—	25
Noncontrolling interest	—	—	—	—	—	723	—	723
Total stockholders’ equity	800	1,482	582	(2,063)	801	723	(59)	1,465
Total liabilities and stockholders’ equity	$2,093	$1,673	$751	$(2,063)	$2,454	$1,303	$(63)	$3,694
Deferred taxes and noncontrolling interest for CrossAmerica include $13 million and $546 million, respectively, related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 2.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Historical amounts for CrossAmerica were adjusted to their fair values as a result of the GP Purchase discussed in the Form 10-K for the year ended December 31, 2014. These adjustments were as follows:

			Property and equipment, net			$90
			Intangibles, net			292
			Goodwill			183

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred taxes and noncontrolling interest for CrossAmerica include $14 million and $551 million, respectively, related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Form 10-K for the year ended December 31, 2014.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,362	$853	$—	$2,215	$485	$(30)	$2,670
Cost of sales	—	1,186	760	—	1,946	450	(30)	2,366
Gross profit	—	176	93	—	269	35	—	304

Income from CST Fuel Supply Equity	—	—	—	—	—	1	(1)	—
Operating expenses:
Operating expenses	—	115	56	—	171	14	(1)	184
General and administrative expenses	3	31	5	—	39	11	—	50
Depreciation, amortization and accretion expense	—	24	9	—	33	21 (a)	—	54
Total operating expenses	3	170	70	—	243	46	(1)	288
Gain on the sale of assets, net	—	5	—	—	5	—	—	5
Operating (loss) income	(3)	11	23	—	31	(10)	—	21
Other income, net	—	1	1	—	2	—	—	2
Interest expense	(11)	—	—	—	(11)	(4)	—	(15)
Equity in earnings of CrossAmerica and IDRs	—	—	—	—	—	—	—	—
Equity in earnings of subsidiaries	27	—	—	(27)	—	—	—	—
Income (loss) before income tax expense	13	12	24	(27)	22	(14)	—	8
Income tax expense (benefit)	—	1	7	—	8	(6)	—	2
Net income (loss)	13	11	17	(27)	14	(8)	—	6
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Net income attributable to CST stockholders	$13	$11	$17	$(27)	$14	$(8)	$8	$14
Other comprehensive loss, net of tax:
Net income (loss)	$13	$11	$17	$(27)	$14	$(8)	$—	$6
Foreign currency translation adjustment	(52)	—	—	—	(52)	—	—	(52)
Comprehensive income (loss)	(39)	11	17	(27)	(38)	(8)	—	(46)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(8)	—	(8)
Comprehensive income attributable to CST stockholders	$(39)	$11	$17	$(27)	$(38)	$—	$—	$(38)
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $9 million of additional depreciation and amortization expense related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 2.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenues	$—	$1,799	$1,202	$—	$3,001
Cost of sales	—	1,648	1,108	—	2,756
Gross profit	—	151	94	—	245
Operating expenses:
Operating expenses	—	105	59	—	164
General and administrative expenses	1	19	5	—	25
Depreciation, amortization and accretion expense	—	22	9	—	31
Total operating expenses	1	146	73	—	220
Operating (loss) income	(1)	5	21	—	25
Other income, net	—	—	1	—	1
Interest expense	(10)	—	—	—	(10)
Equity in earnings of subsidiaries	22	—	—	(22)	—
Income (loss) before income tax expense	11	5	22	(22)	16
Income tax expense (benefit)	—	(1)	6	—	5
Net income (loss)	11	6	16	(22)	11
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(24)	—	—	—	(24)
Comprehensive income	$(13)	$6	$16	$(22)	$(13)

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5)	$49	$14	$—	$58	$12	$—	$70
Cash flows from investing activities:
Capital expenditures	—	(46)	(4)	—	(50)	—	—	(50)
Proceeds from the sale of assets	—	7	—	—	7	—	—	7
CST acquisitions	—	(20)	—	—	(20)	—	—	(20)
CrossAmerica acquisitions	—	—	—	—	—	(126)	—	(126)
Other investing activities, net	1	5	3	—	9	—	—	9
Net cash used in investing activities	1	(54)	(1)	—	(54)	(126)	—	(180)
Cash flows from financing activities:
Proceeds under the CAPL revolving credit facility	—	—	—	—	—	118	—	118
Payments on the CST term loan facility	(9)	—	—	—	(9)	—	—	(9)
Purchases of treasury shares	(14)	—	—	—	(14)	—	—	(14)
Payments of capital lease obligations	—	—	—	—	—	(1)	—	(1)
Dividends paid	(5)	—	—	—	(5)	—	—	(5)
Distributions paid	—	—	—	—	—	(13)	—	(13)
Intercompany funding	32	(32)	—	—	—	—	—	—
Net cash provided by (used in) financing activities	4	(32)	—	—	(28)	104	—	76
Effect of foreign exchange rate changes on cash	—	—	(20)	—	(20)	—	—	(20)
Net (decrease) increase in cash	—	(37)	(7)	—	(44)	(10)	—	(54)
Cash at beginning of year	—	148	205	—	353	15	—	368
Cash at end of period	$—	$111	$198	$—	$309	$5	$—	$314

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5)	$42	$7	$—	$44
Cash flows from investing activities:
Capital expenditures	—	(36)	(7)	—	(43)
Net cash used in investing activities	—	(36)	(7)	—	(43)
Cash flows from financing activities:
Payments on long-term debt	(7)	—	—	—	(7)
Dividends paid	(5)	—	—	—	(5)
Intercompany funding	17	(17)	—	—	—
Net cash used in financing activities	5	(17)	—	—	(12)
Effect of foreign exchange rate changes on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash	—	(11)	(2)	—	(13)
Cash at beginning of year	—	231	147	—	378
Cash at end of period	$—	$220	$145	$—	$365

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this quarterly report on Form 10-Q. This quarterly report includes forward-looking statements. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend and distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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

•	significant increases in statutory minimum wage;

•	severe or unfavorable weather conditions;

•	dependence on senior management and the ability to attract qualified employees;

•	inability to build or acquire and successfully integrate new retail sites;

•	fluctuations in the exchange rate between the United States and Canadian currencies;

•	dependence on Valero and other suppliers for motor fuel;

•	dependence on suppliers, including Valero, for credit terms;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer, environmental or other litigation;

•	dependence on our information technology systems and maintaining data security;

•	acts or war and terrorism;

•	our and CrossAmerica’s access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•	our business strategy and operations and potential conflicts of interest with CrossAmerica;

•	our ability to successfully integrate CrossAmerica’s operations and employees;

•	future income tax legislation;

•	any failure to fully and/or timely achieve the expected benefits of the spin-off;

•	a determination by the IRS that the spin-off or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in Item 1A below and the section entitled “Risk Factors” included in our Report on Form 10-K for the year ended December 31, 2014, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated and combined financial statements and accompanying notes to those financial statements in our 2014 Form 10-K. Our 2014 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.
MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2015 and 2014, and an outlook for our business.

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

Significant Factors Affecting Our Profitability
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit
CST
The prices paid to our fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time. It has been our experience, however, that over time, motor fuel gross profits are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
Changes in our average motor fuel selling price per gallon over the three months ended March 31, 2015 and 2014 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately half of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the cost of motor fuel increases, and higher motor fuel gross profits in periods when the cost of motor fuel declines rapidly or is more volatile.
The volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the fifteen months ended March 31, 2015:

(a) Represents the average monthly spot price per barrel during the periods presented for West Texas Intermediate (“WTI”) and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional (“GCC”) gasoline and New York Harbor conventional gasoline (“NYHC”).
The following graph shows the volatility of wholesale motor fuel prices and the impact on our U.S. Retail and Canadian Retail segments’ gross profits (U.S. Retail and Canadian Retail cent per gallon (“CPG”) gross profits):

(a)	Represents the average monthly spot price per gallon during the periods presented for GCC gasoline and NYHC gasoline.
CrossAmerica
As discussed above, our U.S. Retail and Canadian Retail segments typically experience lower motor fuel gross profits in periods when the cost of motor fuel is increasing, and higher motor fuel gross profits in periods when the cost of motor fuel is decreasing (collectively defined as “volatility”). CrossAmerica generally experiences the same effects on its revenues and gross profits from wholesale motor fuel price changes, although not as significant as the effect on retail revenues and gross profits. While a significant portion of CrossAmerica’s wholesale gross profits are derived from sales at fixed amounts over cost, its gross profits still experience variability. A portion of CrossAmerica’s gross profit margin is generated from payment discounts and incentives that are based on the overall price of wholesale motor fuel (which generally increases or decreases with the price of crude oil). As such, in periods of declining wholesale motor fuel prices, CrossAmerica’s gross profit margin is negatively affected and, in periods of rising wholesale motor fuel prices, its gross profit margin is positively affected.
Seasonality Effects on Volumes
Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in end customer activity behavior during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated income statements are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Operating revenues	$2,670	$3,001
Cost of sales	2,366	2,756
Gross profit	304	245
Operating expenses:
Operating expenses	184	164
General and administrative expenses	50	25
Depreciation, amortization and accretion expense	54	31
Total operating expenses	288	220
Gain on sale of assets, net	5	—
Operating income	21	25
Other income, net	2	1
Interest expense	(15)	(10)
Income before income tax expense	8	16
Income tax expense	2	5
Consolidated net income	6	11
Net loss attributable to noncontrolling interest	(8)	—
Net income attributable to CST stockholders	$14	$11
We have quantified the effects of CrossAmerica to specific income statement line items in our consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable to CST are then discussed. CrossAmerica is a publicly traded Delaware limited partnership and its stock trades on the New York Stock Exchange under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the U.S. Securities and Exchange Commission, where additional information about its results of operations can be found.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Consolidated Results
Operating revenues increased $455 million and gross profit increased $35 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating revenues declined $786 million, or 26%, while gross profit increased $24 million or 10%.
Operating revenues
Significant items impacting these results excluding CrossAmerica were:

•	A $437 million, or 24%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $493 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.52 per gallon during the first quarter of 2015, compared to $2.65 per gallon during the first quarter of 2014.

◦
An increase in motor fuel gallons sold of 2%, which increased motor fuel operating revenues by $27 million. The increase in motor fuel gallons sold resulted primarily from our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores.

◦
Our merchandise revenues increased $28 million primarily as a result of our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores as well as an increase in our same store sales.

•A $349 million, or 29%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $86 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.81 during the first quarter of 2015, and equal to U.S. $0.91 during during the first quarter of 2014, representing a decrease in value of 11%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $264 million. This decrease was primarily attributable to:

◦
A $239 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $1.91 per gallon during the first quarter of 2015, compared to $3.00 per gallon during the first quarter of 2014.

◦
Partially offsetting this decrease was an increase of $15 million attributable to a 1% increase in the volume of motor fuel we sold as a result of the addition of 13 retail sites on average over the applicable period.

◦
Our heating oil revenues decreased $46 million primarily due to a decline in the price of crude oil as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

◦	An increase in our merchandise revenues of $7 million, primarily from an increase of 21 company operated convenience stores over the same period of 2014 as well as an increase in same store sales.
Cost of sales
Cost of sales increased $420 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, cost of sales declined $810 million, or 29%.
Significant items impacting these results excluding CrossAmerica were:

•	A $73 million decline from the weakening of the Canadian dollar relative to the U.S. dollar.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $13 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating expenses increased by $7 million primarily due to an increase of $10 million in our U.S. Retail segment related to our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores. This increase was partially offset by a $3 million decline in operating expenses in our Canadian Retail segment primarily from the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expenses increased $11 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, general and administrative expense increased $14 million primarily as a result of severance costs, acquisition costs, legal related expenditures and incentive compensation and benefits due to an increase in employees.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $21 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, depreciation, amortization and accretion expense increased $2 million from our NTIs.
Gain on sale of assets, net
We completed the sale of nine convenience stores in the first quarter of 2015 related to our previously announced network optimization program and recognized a gain of $5 million. During the three months ended March 31, 2015, CrossAmerica recorded an immaterial gain on sale of assets.
Interest expense
Interest expense increased $4 million, primarily from the acquisition of CrossAmerica.
Income tax expense
Income tax expense, including CrossAmerica, declined $3 million. Our effective income tax rate was 24% for the three months ended March 31, 2015 compared to an effective rate of 33% for the three months ended March 31, 2014, The effective tax rate decreased primarily as a result of a valuation allowance benefit associated with the acquisition of CrossAmerica. CST’s effective tax rate, excluding CrossAmerica, was 35% for the three months ended March 31, 2015.

Segment Results
We present the results of operations of our segments consistent with how our management views the business. Therefore, the segments are presented before intercompany eliminations (which consist of motor fuel sold from our CrossAmerica segment to our U.S. Retail segment) and before purchase accounting adjustments related to the acquisition of CrossAmerica (primarily depreciation and amortization).
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Motor fuel	$1,017	$1,483
Merchandise	329	301
Other	16	15
Total operating revenues	$1,362	$1,799
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$65	$44
Motor fuel–amounts attributable to CrossAmerica	(2)	—
Motor fuel–after amounts attributable to CrossAmerica	63	44
Merchandise	97	92
Other	16	15
Total gross profit	176	151
Operating expenses:
Operating expenses	115	105
Depreciation, amortization and accretion expense	24	22
Total operating expenses	139	127
Gain on sale of assets, net	5	—
Operating income	$42	$24

Total company operated retail sites at end of period	1,035	1,041

Average company operated retail sites during the period	1,034	1,038

Core store operating statistics:(a)
End of period core stores	981	1,041
Motor fuel sales (gallons per site per day)	4,966	4,797
Motor fuel sales (per site per day)	$10,967	$15,866
Motor fuel gross profit per gallon, net of credit card fees	$0.1395	$0.0977
CST Fuel Supply distribution to CrossAmerica	(0.0025)	—
Motor fuel gross profit per gallon, net of credit card fees(b), (c)	$0.1370	$0.0977

Merchandise sales (per site per day)	$3,488	$3,221
Merchandise gross profit percentage, net of credit card fees	29.3%	30.6%

U.S. Retail (continued)

	Three Months Ended March 31,
	2015	2014
Company operated retail sites:
Beginning of period	1,021	1,036
NTIs	1	6
Acquisitions	22	—
Closed or divested	(9)	(1)
End of period	1,035	1,041

Core store same store information(a),(d):
Company operated retail sites	951	951
Motor fuel sales (gallons per site per day)	4,879	4,977
Merchandise sales (per site per day)	$3,438	$3,338
Merchandise gross profit percent, net of credit card fees	29.2%	30.7%
Merchandise sales, ex. cigarettes (per site per day)	$2,409	$2,334
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	34.9%	36.3%
Merchandise gross profit dollars	$72	$73
Other services operating revenues(e)	$14	$14

NTI information(f):
Company operated retail sites at end of period	77
Company operated retail sites (average)	76
Motor fuel sales (gallons per site per day)	8,736
Merchandise sales (per site per day)	$6,050
Merchandise gross profit percent, net of credit card fees	31.0%
Merchandise sales, ex. cigarettes (per site per day)	$4,795
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	35.4%

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

(c)
Effective January 1, 2015, CrossAmerica owns 5% of our U.S. Retail segment’s wholesale fuel distribution profit. See Note 7 of the condensed notes to consolidated financial statements for additional information.

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

(e)	Other services include revenues from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. This information is being presented to enable a comparison of the business metrics of our NTIs to our total core store operating statistics. As of March 31, 2015, approximately 56% of the total NTIs were opened in the last two years, which we generally consider to be a development period before the NTIs achieve their full potential. Prior year information is not comparable given the increase in the number of NTIs and when they were opened, and is therefore not presented.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues declined $437 million, or 24%, gross profit increased $25 million, or 17%, operating expenses increased $10 million, or 10% and operating income increased $18 million, or 75%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $493 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.52 per gallon during the first quarter of 2015, compared to $2.65 per gallon during the first quarter of 2014.

•
Partially offsetting the decline was an increase in motor fuel gallons sold of 2%, which increased motor fuel operating revenues by $27 million. The increase in motor fuel gallons sold resulted primarily from our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores.

•	Our merchandise revenues increased $28 million primarily as a result of our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores as well as an increase in same store sales.
Gross profit

•
An increase in motor fuel gross profit of $19 million primarily due to a $0.04 increase in our motor fuel CPG gross profit. The increase in CPG gross profit was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The falling price of wholesale motor fuel during the first quarter of 2015 enabled us to expand our CPG gross profit.

•
Partially offsetting the increase to motor fuel gross profit was the effect of payments to CrossAmerica. As discussed in Note 7 of the condensed notes to consolidated financial statements, CST paid CrossAmerica $1 million related to the fuel distribution agreements with CrossAmerica and CST paid $1 million to CrossAmerica related to its investment in CST Fuel Supply.

•	An increase of $5 million in our merchandise gross profit primarily from our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores.
Operating expenses

•	Operating expenses increased $10 million, primarily as a result of our acquisition of Nice N Easy Grocery Shoppes and the Landmark convenience stores.
Gain on sale of assets, net resulting from our network optimization program

•	We completed the sale of nine convenience stores in the first quarter of 2015 related to our previously announced network optimization program and recognized a gain of $5 million.

Canadian Retail
The following tables highlight the results of operations and certain operating metrics of our Canadian Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (which are expressed in millions of U.S. dollars, except where indicated and except for the number of retail sites, per site per day and per gallon amounts):

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Motor fuel	$676	$966
Merchandise	53	53
Other	124	183
Total operating revenues	$853	$1,202
Gross profit:
Motor fuel	$50	$49
Merchandise	14	15
Other	29	30
Total gross profit	93	94
Operating expenses:
Operating expenses	56	59
Depreciation, amortization and accretion expense	9	9
Operating income	$28	$26

Total retail sites (end of period):
Company operated (fuel and merchandise)	294	276
Commission agents (fuel only)	495	498
Cardlock (fuel only)	72	75
Total retail sites (end of period)	861	849

Average retail sites during the period:
Company operated (fuel and merchandise)	294	273
Commission agents (fuel only)	494	499
Cardlock (fuel only)	72	75
Average retail sites during the period	860	847

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,092	3,095
Motor fuel sales (per site per day)	$8,726	$12,673
Motor fuel gross profit per gallon, net of credit card fees	$0.211	$0.208

Company operated retail site statistics:
Merchandise sales (per site per day)	$1,986	$2,166
Merchandise gross profit percentage, net of credit card fees	27.2%	28.1%

Canadian Retail (continued)

	Three Months Ended March 31,
Company operated statistics(a)	2015	2014
Retail sites:
Beginning of period	293	272
NTIs	1	1
Acquisitions	—	2
Conversions, net(b)	—	1
Closed or divested	—	—
End of period	294	276

Average foreign exchange rate for $1 CAD to USD	0.80843	0.91218

Same store information ($ amounts in CAD):(c),(d)
Company operated retail sites	272	272
Motor fuel sales (gallons per site per day)	3,329	3,361
Merchandise sales (per site per day)	$2,498	$2,384
Merchandise gross profit percent, net of credit card fees	27.2%	28.1%
Merchandise sales, ex. cigarettes (per site per day)	$1,259	$1,206
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.3%	37.1%
Merchandise gross profit dollars	$17	$16
Other services operating revenues(e)	$5	$5

NTI information ($ amounts in CAD)(c),(f):
Company operated retail sites at end of period	34
Company operated retail sites (average)	34
Motor fuel sales (gallons per site per day)	4,849
Merchandise sales (per site per day)	$2,615
Merchandise gross profit percent, net of credit card fees	27.5%
Merchandise sales, ex. cigarettes (per site per day)	$1,421
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	35.6%

Canadian Retail (continued)

Commission agent statistics(a)	Three Months Ended March 31,
	2015	2014
Retail Sites:
Beginning of period	495	499
New dealers	2	2
Conversions, net(b)	—	(1)
Closed or de-branded	(2)	(2)
End of period	495	498

Same Store Information(d):
Retail sites	472	472
Motor fuel sales (gallons per site per day)	2,533	2,539

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

(e)	Other services include revenues from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. NTIs exclude commission agents. This information is being presented to enable a comparison of the business metrics of our NTIs to our total core store operating statistics. As of March 31, 2015, approximately 53% of the total NTIs were opened in the last two years, which we generally consider to be a development period before the NTIs achieve their full potential. Prior year information is not comparable given the increase in the number of NTIs and when they were opened, and is therefore not presented.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues declined $349 million, or 29%, gross profit was flat, operating expenses declined $3 million, or 5%, and operating income increased $2 million, or 8%.
Significant items impacting these results included:
Operating revenues

•
A decline of $86 million in operating revenues due to the weakness of the Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.81 during the first quarter of 2015, and equal to U.S. $0.91 during the first quarter of 2014, representing a decrease in value of 11%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $264 million. This decrease was primarily attributable to:

◦
A $239 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $1.91 per gallon during the first quarter of 2015, compared to $3.00 per gallon during the first quarter of 2014.

◦
Partially offsetting this decrease was an increase in motor fuel revenue of $15 million attributable to an 1% increase in the volume of motor fuel we sold as a result of the addition of 13 retail sites on average over the applicable period.

◦	Our heating oil revenues decreased $46 million primarily due to a decline in price.

◦
An increase in merchandise revenues of $7 million, primarily from an increase of 21 company operated convenience stores during the first quarter of 2015 compared to the same period of the prior year as well as an increase in same store sales.

Gross profit

•	The decrease in the value of the Canadian dollar resulted in a $13 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $9 million while our merchandise gross profit increased $1 million. The $9 million increase in our motor fuel gross profit was equal to a $0.03 CPG increase, of which $0.02 CPG was due to market conditions that favored our current supply agreement pricing provision and the remaining $0.01 CPG increase was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The increase in merchandise gross profit was driven by the increase in our average company operated store count.

Operating expenses

•
Operating expenses declined $3 million primarily from the weakening of the Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $4 million, primarily as a result of an increase in the average number of company operated convenience stores during the first quarter of 2015 compared to the same period of the prior year.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica, which we acquired on October 1, 2014. CrossAmerica is presented excluding the purchase price adjustments to be consistent with how our management reviews its results. The impact of purchase accounting is to increase depreciation, amortization and accretion expense by $9 million for the three months ended March 31, 2015. Approximately 94% of CrossAmerica’s operating results are attributable to noncontrolling interest. As such, only $1 million of operating income is attributable to CST shareholders. All transactions between our U.S. Retail segment and CrossAmerica are eliminated in our consolidated financial statements. Refer to CrossAmerica’s publicly available information, which should be read in conjunction with the table below (millions of dollars).

	Three Months Ended March 31,
	2015	2014
Operating revenues	$485	$482
Cost of sales	450	465
Gross profit	35	17

Income from CST Fuel Supply	1	—
Operating expenses:
Operating expenses	14	2
General and administrative expenses	11	5
Depreciation, amortization and accretion expense	12	6
Total operating expenses	37	13
Gain on sales of assets, net	—	1
Operating income (loss)	(1)	5
Other income, net	—	—
Interest expense	(4)	(4)
Income (loss) before income taxes	(5)	1
Income tax expense (benefit)	(2)	—
Consolidated net income (loss)	(3)	1
Net loss attributable to noncontrolling interests	—	—
Distributions to incentive distribution right holders	—	—
Net income (loss) available to CrossAmerica limited partners	$(3)	$1
We have quantified the effects of CrossAmerica to specific income statement line items in our consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable to CST are then discussed. CrossAmerica is a publicly traded Delaware limited partnership and its stock trades on the New York Stock Exchange under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the U.S. Securities and Exchange Commission, where additional information about its results of operations can be found.

Outlook
U.S. Retail
During the first quarter of 2015, we experienced a gradual reversal in the downward trend in crude oil prices that we experienced during the second half of 2014, which had a negative impact on our motor fuel gross profit. The price of crude oil increased during the last two months of the quarter and continued to rise through April. We expect that crude oil pricing will continue to moderately increase over the coming quarters, absent any macroeconomic or geopolitical changes that could cause the return of market volatility in 2015.
We continue to operate in a very competitive retail environment with intense competition for market share from our industry peers, high volume retailers and retailers that are attracting consumers with cross promotional programs (i.e. grocers and convenience channels). We believe that our experience allows us to effectively compete in the market. Our scale, distribution capabilities, private label penetration and superior team members in our stores enable us to offer a delightful, convenient shopping occasion favored by today’s consumer. Our systems and processes enable us to vary the merchandise offering and retail prices by location in order to better serve our local customers and maximize gross profit dollars. We plan to continue our aggressive NTI growth strategy in 2015 by adding 35 to 40 new stores, expanding our network market share and growing our Corner Store brand value. Our NTI stores have almost double the square footage compared to our average legacy store, which allows us the space and flexibility to expand our merchandise mix and fresh food offerings. Additionally, we believe the industry will continue to consolidate, and we believe we are competitively positioned through our relationship with CrossAmerica to capitalize on opportunistic acquisitions. Also, our recent acquisitions allow us to take advantage of best practices and processes discovered in the acquired companies, presenting opportunities for efficiencies in the legacy network.
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
Similar to our U.S. Retail segment, we believe there is an opportunity to better serve consumers by increasing our offerings to include more grocery items and/or an expanded food service offering specific to each of our markets and we intend to continue our NTI program by opening 10 to 12 NTIs during 2015.
Our reported results were negatively impacted by the unfavorable reduction in the value of the Canadian dollar relative to the U.S. dollar versus the corresponding periods. Due to the differential between exchange rates currently in effect and those in effect at the same time last year, we believe the results will likely continue to be negatively impacted by exchange rates in the near term.
CrossAmerica
We expect CrossAmerica’s total fuel volume to increase in 2015, driven by its acquisition activities, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we expect CrossAmerica’s motor fuel gross margins per gallon to be consistent with historical results. We expect CrossAmerica’s rent income to increase in 2015 as a result of its acquisition activities. We will continue to evaluate acquisitions on an opportunistic basis and pursue targets that fit into our strategy and complement CrossAmerica as well as CST’s portfolio.Whether CrossAmerica will be able to execute acquisitions will depend on market conditions and its ability to finance such acquisitions on favorable terms.

Liquidity and Capital Resources
Capital Structure
CST and CrossAmerica maintain separate debt and equity capital structures. As such, CST and CrossAmerica each maintain credit facilities with separate covenants and restrictions. In addition, CST issued publicly registered 5% senior notes, the terms of which are covered by a bond indenture. Our subsidiary that owns the General Partner of CrossAmerica has been designated an “unrestricted” subsidiary under this bond indenture. There are no guarantees of outstanding debt between CST and CrossAmerica. The IDRs and any current and limited partnership interest acquired by CST are considered collateral under CST’s revolving credit agreement.
Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2015 was $70 million compared to $44 million for the three months ended March 31, 2014. Changes in cash provided by or used for working capital are shown in Note 14 of the notes to the consolidated financial statements included elsewhere in this quarterly report.
Net cash used in investing activities for the three months ended March 31, 2015 was $180 million compared to $43 million for the three months ended March 31, 2014. The increase in net cash used in investing activities for the three months ended March 31, 2015 was related to the acquisition of Landmark and Erickson.
Net cash provided by financing activities for the three months ended March 31, 2015 was $76 million compared to net cash used in financing activities of $12 million for the three months ended March 31, 2014. During three months ended March 31, 2015, we spent $14 million on our share repurchase program, $5 million for the payment of dividends on CST common stock, $13 million for the payment of CrossAmerica distributions and payments of $9 million on our term loan. These cash outflows were partially offset by $118 million of borrowings by CrossAmerica on their revolving credit facility to finance the Landmark and Erickson acquisitions.
Non–GAAP Measures
EBITDA is a non-U.S. GAAP financial measure that represents net income before income taxes, interest expense and depreciation, amortization and accretion expense. EBITDAR is a non-U.S. GAAP financial measure that further adjusts EBITDA by excluding minimum rent expense. We believe that EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; and (b) securities analysts and other interested parties use such calculations as a measure of financial performance. EBITDA and EBITDAR do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP.
The following table presents a reconciliation of net income to EBITDA and EBITDAR (in millions):

	Three months ended March 31, 2015		Three Months Ended March 31,
	CST	CrossAmerica	2015	2014
Net income	$14	$(8)	$6	$11
Interest expense	11	4	15	10
Income tax expense	8	(6)	2	5
Depreciation, amortization and accretion	33	21	54	31
EBITDA	66	11	77	57
Minimum rent expense	8	5	13	7
EBITDAR	$74	$16	$90	$64

Debt
As of March 31, 2015, our consolidated debt consisted of the following (in millions):

CST debt:(a)
Revolving credit facility	$—
Term loan due 2019	444
5.00% senior notes due 2023	550
Total CST debt	994
CrossAmerica debt:(b)
Revolving credit facility	318
Other	27
Total CrossAmerica debt	345
Total consolidated debt outstanding	1,339
Less current portion	58
Consolidated debt, less current portion	$1,281
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
CST maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $300 million. As of March 31, 2015, after taking into account letters of credit and the maximum lease adjusted leverage ratio constraint on borrowing availability, approximately $297 million was available for future borrowings. The credit facilities contain certain customary representations and warranties, covenants and events of default as well as certain financial covenants. Our credit facilities contain financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of March 31, 2015, we were in compliance with these financial covenant ratios.
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under this revolving credit facility, after letters of credit of $16 million and covenant constraints, was $28 million at March 31, 2015. In connection with future acquisitions in 2015, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least $20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00. As of March 31, 2015, CrossAmerica was in compliance with these financial covenant ratios.
Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve and renovate our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In the first quarter of 2015, our sustaining capital expenditures also include $12 million related to the improvement of our distribution warehouse and adjoining offices. We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facilities to continue to operate and grow our business for the next twelve months.
Subsequent to the GP Purchase, we intend to utilize CrossAmerica’s capital structure (through debt and equity issuances) to fund our NTI and acquisition growth activities. Real property associated with NTI construction will periodically be sold (dropped down) by CST to CrossAmerica and subsequently leased back to CST. In addition, real property obtained through acquisitions is expected to be owned by CrossAmerica and leased to CST or other third parties. CST also intends, from time to time, to sell a portion of its existing wholesale fuel supply business to CrossAmerica, by selling equity interests in the subsidiary that conducts this business. We expect that CrossAmerica will pay for these equity interests in cash and limited partnership units.
In January 2015, we closed on the sale of a 5% limited partner equity interest in CST Fuel Supply to CrossAmerica in exchange for common units representing an approximate 6.1% limited partner interest in CrossAmerica. See Note 2 for additional disclosure.

During the first quarter of 2015, we completed one NTI in the U.S., which is located in Texas. In Canada, we completed one NTI, which is located in the Greater Toronto area.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
U.S. Retail Segment
NTI	$22	$26
Acquisitions	20	—
Sustaining capital	24	10
	66	36
Canadian Retail Segment
NTI	1	1
Acquisitions	—	—
Sustaining capital	3	6
	4	7
CrossAmerica
Sustaining capital	—	—
Acquisitions	126	—
	126	—

Total consolidated capital expenditures and acquisitions	$196	$43
CST expects total capital expenditures for 2015 to be in the range of $350 million to $400 million.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of March 31, 2015, $198 million of cash was held in Canada. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Cash Held by CrossAmerica
As of March 31, 2015, $5 million of cash was held by CrossAmerica.
CST Dividends
We have paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013. We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
CrossAmerica Distributions
CrossAmerica paid a quarterly distribution of $0.5425 per unit, or $13 million during the three months ended March 31, 2015 related to the fourth quarter 2014. The amount of any distribution is subject to the discretion of the Board of Directors of CrossAmerica’s General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.

CrossAmerica’s IDRs
IDRs represent our right to receive an increasing percentage of CrossAmerica’s quarterly distributions from operating surplus (as defined by the partnership agreement) after the minimum quarterly distribution and the target distribution levels have been achieved. If cash distributions to CrossAmerica’s limited partner unitholders exceed $0.5031 per unit in any quarter, CrossAmerica’s unitholders and we, as the holder of CrossAmerica’s IDRs, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%
During the first quarter of 2015, CrossAmerica distributed $170,000 to us with respect to the IDRs and $1 million with respect to our 6.1% ownership of CrossAmerica common units.
Stock Repurchase Plan
For the three months ended March 31, 2015, we purchased 334,584 common shares for approximately $14 million under our share repurchase program.
Sale (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015, CST closed on the sale of 5% of our U.S. Retail segment’s wholesale fuel supply business to CrossAmerica in exchange for consideration of approximately 1.5 million common units representing limited partner interests in CrossAmerica. See Note 2 for additional disclosure.
Acquisition of Landmark
In January 2015, CST jointly purchased with CrossAmerica 22 convenience stores from Landmark. See Note 2 for additional disclosure.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson Oil Products, Inc. and certain related assets. See Note 2 for additional disclosure.

New Accounting Policies
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships and other similar entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a full retrospective or a modified retrospective approach to adoption. Early adoption is also permitted. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Management has not yet determined in which period the guidance will be adopted. If the guidance were applicable at March 31, 2015, other noncurrent assets and long-term debt would be lower by $15 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective January 1, 2017. Early adoption is not permitted. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
As discussed in Note 1 to the condensed notes to consolidated financial statements, certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $444 million, five-year term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $300 million, and any borrowings would bear interest at variable rates. As of March 31, 2015, we have no borrowings outstanding under the CST revolving credit facility. As of March 31, 2015, the borrowing rate on the term loan and revolving credit facility was 1.68% (LIBOR plus a margin of 1.50%). A one percentage point change in the average interest rate would impact annual interest expense by approximately $4 million.
As of March 31, 2015, CrossAmerica had $318 million outstanding under its revolving credit facility. The majority of its outstanding borrowings bear interest at LIBOR plus a margin of 3%, with the remaining borrowings at the prime rate plus a margin of 2%. These borrowings had a weighted-average rate of 3.50%. A one percentage point change in CrossAmerica's average rate would impact annual interest expense by approximately $3 million.
As a result of these financing agreements, we are subject to market risk from exposure to changes in interest rates. The annualized effect of a one percentage point change in floating interest rates on our consolidated variable rate debt obligations outstanding at March 31, 2015 would be to change interest expense by approximately $7 million ($4 million from CST and $3 million from CrossAmerica). At this time we are not a counterparty to any interest rate swaps or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percentage decline in the 2015 weighted average exchange rate would have no material impact to our March 31, 2015 net income. As of March 31, 2015, $198 million of cash was held in Canada.
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting for the year ended December 31, 2014 excluded the internal control over financial reporting of CrossAmerica GP LLC (formerly Lehigh Gas GP LLC) and its subsidiaries, which we acquired on October 1, 2014, and of Nice N Easy Grocery Shoppes (NNE), the operations of which we acquired on November 3, 2014. CrossAmerica GP LLC is the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), which is a consolidated variable interest entity of CST Brands, Inc. Our evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting also excludes the internal control over financial reporting of CrossAmerica Partners LP. The CrossAmerica GP LLC, NNE and CrossAmerica Partners LP consolidated acquisitions contributed approximately 5 percent of our total operating revenues for the year ended December 31, 2014 and accounted for approximately 33 percent of our total assets as of December 31, 2014. We plan to fully integrate CrossAmerica GP LLC, NNE and CrossAmerica Partners LP into our internal control over financial reporting in 2015.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica's Form 10-Q for the quarter ended March 31, 2015, there were no changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except for Erickson Oil Products , Inc. (“Erickson”) that it acquired on February 12, 2015. The internal controls over financial reporting of Erickson are anticipated to be excluded from a formal evaluation of effectiveness of CrossAmerica’s disclosure controls and procedures as of December 31, 2015.
PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 8 of the notes to the consolidated financial statements.
Item 1A. RISK FACTORS
There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of common stock
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
During the first quarter of 2015, we purchased shares of our common stock totaling $15 million. The following table contains information about those purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1-31, 2015	23,900	$43.70	23,900	$177,390,837
February 1-28, 2015	—	$—	—	$177,390,837
March 1-31, 2015	326,575	$41.85	310,684	$164,390,837
Total	350,475	$41.98	334,584

(a)
Amount includes $1 million of shares withheld in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Form of Restricted Stock Award Agreement (for Directors)
10.2*	Form of Restricted Stock Unit Award Agreement (for Directors)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

    /s/ Clayton E. Killinger
By: Clayton E. Killinger
Title: Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 8, 2015