Form 10-K/A
period 2014-12-31
CST Brands, Inc.
filed 2015-06-08
CIK 1562039

FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2015 Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our Annual Meeting of Stockholders held June 4, 2015 are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Form 10-K”), is being filed for the purpose of providing a revised Report of Independent Registered Public Accounting Firm dated February 27, 2015. KPMG LLP (“KPMG”) incorrectly referred to the report of another auditor in their Report of Independent Registered Public Accounting Firm. KPMG has removed the reference to another auditor in its revised report included in this Amendment No. 1.
As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 8. Financial Statement and Supplementary Financial Data” in its entirety and includes the new Section 302 and 906 certifications pursuant to the Sarbanes-Oxley Act of 2002 from the Registrant’s chief executive officer and chief financial officer.
Except as expressly noted herein, this Amendment No. 1 is presented as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

PART II
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
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 6 of this report.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     1. Financial Statements. The following consolidated financial statements of CST Brands, Inc. are included in Part II, Item 8 of this Form 10-K/A:

2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits. Filed as part of this Form 10-K/A are the following exhibits:

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
4.1
Indenture dated as of May 1, 2013 by and among the Company, the Guarantors (as defined) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.2
First Supplemental Indenture, dated as of September 13, 2013, by and among the Company, ELR, LLC, Real Estate Ventures, LLC, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2013)

4.3
Second Supplemental Indenture, dated as of August 29, 2014, by and among the Company, CST Real Estate Holdings, LLC, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 (“Form 10-K”))

4.4
Third Supplemental Indenture, dated as of October 6, 2014, by and among the Company, CST Brands Holdings, LLC, CST Brands Holdings, Inc., the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K)

4.5
Fourth Supplemental Indenture, dated as of October 28, 2014, by and among the Company, CAPL Operations I, LLC, CAPL Holding, Inc., the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Form 10-K)

4.6
Fifth Supplemental Indenture, dated as of November 26, 2014, by and among the Company, CST Arizona LLC, CST Louisiana LLC, CST Stations Texas, LLC, N2I One, LLC, N2I Two, LLC, CST Management, Inc., the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K)

4.7
Sixth Supplemental Indenture, dated as of January 1, 2015, by and among the Company, CST Fuel Supply LP, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K)

4.8
Registration Rights Agreement, dated as of October 1, 2014, by and among the Company, The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

9.1
Voting Agreement, dated as of October 1, 2014, by and among the Company, Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (the former name of Dunne Manning Inc.) (incorporated by reference to Exhibit 9.1 to the Form 10-K)

10.1
Transition Services Agreement dated as of April 29, 2013 by and between Valero Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.2
Transition Services Agreement dated as of April 29, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.3
Tax Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.4
Employee Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.5
Branded Distributor Marketing Agreement (Multi-Brand) dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.6
Master Agreement dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.7
Petroleum Product Supply Agreement dated as of May 1, 2013 by and between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.8
Petroleum Products Supply Agreement dated as of May 1, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

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
10.15
CST Brands, Inc. Short-Term Incentive Plan for Named Executive Officers (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 4, 2013)

10.16
Credit Agreement dated as of March 20, 2013 by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 4, 2013)

10.17
First Amendment to Credit Agreement, dated as of May 1, 2013, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents named therein (incorporated by reference to Exhibit 10.17 to the Form 10-K)

10.18
Second Amendment to Credit Agreement and Amendment to Guarantee and Collateral Agreement, dated as of September 30, 2014, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and certain subsidiaries of CST Brands, Inc., as subsidiary guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

10.19
Third Amendment to Credit Agreement, dated as of December 5, 2014, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents named therein (incorporated by reference to Exhibit 10.19 to the Form 10-K)

10.20
GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014)

10.21
IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014)

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

10.25	Contribution Agreement, dated as of December 16, 2014, by and among the Company, CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.25 to the Form 10-K)
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-K)

23.1*	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. (incorporated by reference to Exhibit 101 to the Form 10-K)

* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

By:    /s/ Kimberly S. Lubel
Kimberly S. Lubel
Chief Executive Officer, President and Chairman of the Board
Date: June 8, 2015