Form 10-Q
period 2015-09-30
CST BRANDS, INC.
filed 2015-11-06
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2015, there were 75,614,354 common shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash (CrossAmerica: $2 and $15, respectively)	$444	$368
Accounts receivable, net of allowances of $1 and $1, at September 30, 2015 and December 31, 2014, respectively (CrossAmerica: $34 and $35, respectively)	164	173
Inventories (CrossAmerica: $17 and $12, respectively)	214	221
Deferred income taxes (CrossAmerica: $1 and $1, respectively)	12	12
Prepaid expenses and other (CrossAmerica: $13 and $10, respectively)	24	24
Total current assets	858	798
Property and equipment, net (CrossAmerica: $701 and $482, respectively)	2,146	1,957
Intangible assets, net (CrossAmerica: $348 and $370, respectively)	366	486
Goodwill (CrossAmerica: $386 and $223, respectively)	421	242
Deferred income taxes	67	79
Other assets, net (CrossAmerica: $13 and $19, respectively)	70	79
Total assets	$3,928	$3,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $8 and $29, respectively)	$72	$77
Accounts payable (CrossAmerica: $44 and $31, respectively)	195	157
Accounts payable to Valero	187	179
Accrued expenses (CrossAmerica: $15 and $21, respectively)	86	79
Taxes other than income taxes (CrossAmerica: $11 and $10, respectively)	43	37
Income taxes payable (CrossAmerica: $4 and $0, respectively)	61	16
Dividends payable	5	5
Total current liabilities	649	550
Debt and capital lease obligations, less current portion (CrossAmerica: $428 and $261, respectively)	1,346	1,227
Deferred income taxes (CrossAmerica: $56 and $38, respectively)	193	150
Asset retirement obligations (CrossAmerica: $22 and $19, respectively)	111	102
Other long-term liabilities (CrossAmerica: $16 and $16, respectively)	58	57
Total liabilities	2,357	2,086
Commitments and contingencies (Note 8)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,745,677 and 77,674,450 shares issued as of September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital (APIC)	598	488
Treasury stock, at cost: 2,133,120 and 512,714 common shares as of September 30, 2015 and December 31, 2014, respectively	(87)	(22)
Retained earnings	378	269
Accumulated other comprehensive income (AOCI)	(4)	77
Total CST Brands, Inc. stockholders’ equity	886	813
Noncontrolling interest	685	742
Total stockholders’ equity	1,571	1,555
Total liabilities and stockholders’ equity	$3,928	$3,641
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues(a)	$3,090	$3,221	$8,906	$9,483
Cost of sales(b)	2,664	2,881	7,861	8,618
Gross profit	426	340	1,045	865
Operating expenses:
Operating expenses	188	172	556	502
General and administrative expenses	41	31	130	83
Depreciation, amortization and accretion expense	51	31	156	92
Asset impairments	—	2	—	2
Total operating expenses	280	236	842	679
Gain on sale of assets, net	2	—	9	—
Operating income	148	104	212	186
Other income, net	2	2	6	4
Interest expense	(15)	(10)	(44)	(30)
Income before income tax expense	135	96	174	160
Income tax expense	45	33	59	54
Consolidated net income	90	63	115	106
Net income (loss) attributable to noncontrolling interest	5	—	(9)	—
Net income attributable to CST stockholders	$85	$63	$124	$106
Earnings per common share
Basic earnings per common share	$1.12	$0.83	$1.61	$1.40
Weighted-average common shares outstanding (in thousands)	75,565	75,442	76,384	75,421
Earnings per common share – assuming dilution
Diluted earnings per common share	$1.12	$0.83	$1.61	$1.40
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,903	75,631	76,724	75,570

Dividends per common share	$0.0625	$0.0625	$0.1875	$0.1875

Supplemental information:
(a) Includes excise taxes of:	$501	$517	$1,474	$1,492
(a) Includes income from rentals of:	$11	$—	$33	$—
(b) Includes expenses from rentals of:	$4	$—	$12	$—
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated net income	$90	$63	$115	$106
Other comprehensive income (loss):
Foreign currency translation adjustment	(38)	(31)	(81)	(33)
Other comprehensive income (loss) before income taxes	(38)	(31)	(81)	(33)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss)	(38)	(31)	(81)	(33)
Comprehensive income	52	32	34	73
Income (loss) attributable to noncontrolling interests	5	—	(9)	—
Comprehensive income attributable to CST stockholders	$47	$32	$43	$73
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$115	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14	8
Depreciation, amortization and accretion expense	156	92
Gain on the sale of assets, net	(9)	—
Asset impairments	—	2
Deferred income tax benefit	(36)	(11)
Changes in working capital, net of acquisitions	95	96
Other operating activities, net	5	—
Net cash provided by operating activities	340	293
Cash flows from investing activities:
Capital expenditures	(204)	(192)
Proceeds from the sale of assets	24	2
CST acquisitions, net of cash acquired	(22)	(9)
CrossAmerica acquisitions, net of cash acquired	(174)	—
Other investing activities, net	7	1
Net cash used in investing activities	(369)	(198)
Cash flows from financing activities:
Purchase of CrossAmerica common units	(4)	—
Borrowings under the CrossAmerica revolving credit facility	317	—
Payments on the CrossAmerica revolving credit facility	(167)	—
Proceeds from issuance of CrossAmerica common units, net	145	—
Payments on the CST term loan facility	(34)	(25)
Purchases of treasury shares	(65)	—
Debt issuance and credit facility origination costs	—	(2)
Payments of capital lease obligations	(3)	(1)
CST dividends paid	(15)	(14)
CrossAmerica distributions paid	(41)	—
Receivables repaid by CrossAmerica related parties	2	—
Net cash provided by (used in) financing activities	135	(42)
Effect of foreign exchange rate changes on cash	(30)	(4)
Net increase in cash	76	49
Cash at beginning of period	368	378
Cash at end of period	$444	$427
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	DEFINITION OF TERMS, DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
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
On October 1, 2014, CST completed the purchase of 100% of the membership interests in Lehigh Gas GP LLC (the “General Partner”) and 100% of the IDRs of Lehigh Gas Partners LP for $17 million in cash and approximately 2.0 million shares of CST common stock (the “GP Purchase” and the “IDR Purchase”, respectively) for an aggregate consideration of approximately $90 million. After the purchase of the membership interest in its General Partner, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. Through November 4, 2015, after giving effect to the transactions discussed in the following notes, CST owns 17.7% of the limited partner interests in CrossAmerica. See Notes 2 and 7 for additional information.
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included in the condensed notes to the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2014, has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Our effective income tax rates for the three and nine months ended September 30, 2015 were 33% and 34%, respectively, compared with 34% and 34% for the corresponding periods of 2014. The effective tax rate differs from the federal statutory rate of 35% for 2015 primarily as a result of Canadian earnings being taxed at a lower rate than the US and our consolidation of CrossAmerica. As a limited partnership, CrossAmerica has not been subject to Federal and State income tax with the exception of its operations in certain tax paying corporate subsidiaries. CST’s effective tax rate, excluding CrossAmerica, was 35%, which includes Federal and State income tax expense and reflects the benefit of the Canadian earnings being taxed at lower than the US tax rate, for the three and nine months ended September 30, 2015, respectively.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies.
New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16-Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The guidance is to be applied on a prospective basis to adjustments to provisional amounts that occur after the effective date. This guidance is effective January 1, 2016, with early adoption permitted for financial statements that have not yet been made available for issuance. The company has elected early adoption of the updated accounting standard, noting that although management has made adjustments to provisional amounts recognized in prior business combinations, those adjustments have not been material and would not have resulted in retrospective application. As such, early adoption of this guidance does not have a significant impact on the financial statements.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. If the guidance were applicable at September 30, 2015, other noncurrent assets and long-term debt would be lower by $20 million.
In February 2015, the FASB issued ASU 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships and other similar entities. ASU 2015-02 is effective for fiscal years

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and interim periods within those years beginning after December 15, 2015, and requires either a full retrospective or a modified retrospective approach to adoption. Early adoption is also permitted. The adoption of this guidance will not result in a change to our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. Early adoption is permitted, but no earlier than January 1, 2017. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption, but does not expect it to have a material impact to our consolidated financial statements.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the three months ended September 30, 2015 and 2014, our U.S. Retail and Canadian Retail segments purchased $1.7 billion and $2.5 billion, respectively, of motor fuel from Valero. During the nine months ended September 30, 2015 and 2014, our U.S. Retail and Canadian Retail segments purchased $5.0 billion and $7.5 billion, respectively, of motor fuel from Valero.
CrossAmerica purchases a substantial amount of motor fuel from three suppliers. For the nine months ended September 30, 2015, CrossAmerica’s wholesale business purchased approximately 29%, 26% and 24% of its motor fuel from ExxonMobil Corporation, BP and Motiva Enterprises LLC, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica’s fuel purchases in the first nine months of 2015.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the three and nine months ended September 30, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC) (“DMS” or “affiliated dealer”). DMS is an operator of retail sites that purchases a significant portion of its motor fuel from CrossAmerica on a wholesale basis and then re-sells motor fuel on a retail basis. For more information regarding transactions with DMS, see Note 7.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.    ACQUISITIONS AND DIVESTITURES
GP Purchase and IDR Purchase
During the first nine months of 2015, we finalized the valuation of CrossAmerica as of October 1, 2014, which resulted in adjustments to certain property and equipment, goodwill, current liabilities, other liabilities and related deferred tax effects as follows (in millions):

	Preliminary Purchase Price Allocation	Fair Value Adjustments	Final Adjusted Purchase Price Allocation
Current assets (excluding inventories)	$74	$—	$74
Inventories	14	—	14
Property and equipment	436	(9)	427
Intangibles	367	—	367
Goodwill	213	114	327
Other assets	18	—	18
Current liabilities	(65)	(3)	(68)
Long-term debt and capital leases	(236)	—	(236)
Deferred tax liabilities	(33)	(5)	(38)
Other liabilities	(17)	(2)	(19)
Non-controlling interest	(771)	(4)	(775)
Total consideration	$—	$91	$91
During 2015, management reviewed the final information it needed to complete the fair market value appraisal of certain property and equipment, which resulted in an adjustment to goodwill of $114 million. The adjustment to property and equipment resulted from obtaining additional information for the fair value determination for certain retail sites. This adjustment to property and equipment resulted in an immaterial adjustment to previously recognized depreciation and amortization expense, which was recorded in the first nine months of 2015. In addition, in finalizing the acquisition accounting, we concluded that the $91 million paid by CST for the GP Purchase and IDR Purchase was more appropriately reflected as additional acquisition consideration instead of a separately identifiable indefinite-lived intangible asset. Accordingly, during the third quarter of 2015, we recorded an additional $91 million of goodwill allocable to our CrossAmerica segment and reduced the carrying value of our intangible assets by the same amount.
We engaged an independent third party valuation services firm to assist in the calculation of the fair value of CrossAmerica’s assets and liabilities. The fair value of CrossAmerica was based on its enterprise value on the date of acquisition as principally determined by the closing price of its common units trading on the New York Stock Exchange ($33.97 per share on September 30, 2014), which resulted in a portion of the purchase price being allocated to goodwill. Therefore, a future, sustained decline in the enterprise value of CrossAmerica could result in an impairment to part or all of the associated goodwill. See Note 5 for additional discussion of our goodwill.
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of Landmark’s assets on the date of acquisition, January 8, 2015, were as follows (in millions):

Current assets	$2
Property and equipment	28
Other assets	4
Goodwill	29
Total consideration	$63
The fair value of property and equipment, which consisted of land, buildings, building improvements, underground storage tanks and other equipment, was based on a cost approach. The buildings, equipment and underground storage tanks are being depreciated on a straight-line basis, with estimated useful lives of 20 years.
A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However, because the acquired wholesale fuel distribution rights relate to entities under common control under U.S. GAAP, this identifiable intangible is not permitted to be recognized and therefore the value has been allocated to goodwill.
Management continues to review the valuation and confirming the result to determine the final purchase price allocation.
Acquisition of Erickson Oil Products, Inc. (“Erickson”)
In February 2015, CrossAmerica closed on the purchases of all of the outstanding capital stock of Erickson and separate purchases of certain related assets with an aggregate purchase price of $82 million, net of $3 million cash acquired, subject to certain post-closing adjustments. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. The convenience store operations of Erickson are classified as non-core and are included in the CrossAmerica segment.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, February 12, 2015 (in millions):

Current assets (excluding inventories)	$4
Inventories	8
Property and equipment	75
Intangibles	14
Goodwill	28
Current liabilities	(20)
Deferred tax liabilities	(25)
Asset retirement obligations	(2)
Total consideration, net of cash acquired	$82
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
Management continues to review the valuation and confirming the result to determine the final purchase price allocation.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015 and July 2015, we closed on the sale of a 5% and 12.5%, respectively, limited partner equity interest in CST’s wholesale motor fuel supply business (“CST Fuel Supply”) to CrossAmerica in exchange for aggregate consideration of $171 million, including 4.8 million common units and cash in the amount of $18 million.
As of November 4, 2015, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%.
Because these transactions were between entities under common control, a gain on the sale of CST Fuel Supply and the NTIs discussed below is not reflected in our consolidated income statement and we eliminated our limited partner interest from our consolidated balance sheet.
See Note 7 for additional information.
Sale of New to Industry Convenience Stores (“NTI”)
In July 2015, we completed the contribution and sale of 29 NTIs to CrossAmerica in exchange for an aggregate consideration of $134 million on the date of closing, including 0.3 million common units and cash in the amount of $124 million. CrossAmerica leased the real property associated with the NTIs back to us and we will continue to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property.

Based on our credit facility agreement, CST is required to use the cash proceeds from these transactions to repay debt or reinvest in our business through asset or business acquisitions or capital expenditures in the ordinary course of business. This transaction was approved by the independent conflicts committee of the General Partner and the executive committee of and full Board of Directors. We accounted for the transfer as entities under common control.
Acquisition of One Stop
In July 2015, CrossAmerica completed the purchase of the 41 company-operated One Stop convenience store network based in Charleston, West Virginia, along with four commission agent sites, nine dealer fuel supply agreements and one freestanding franchised quick service restaurant for approximately $45 million in cash.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, July 1, 2015 (in millions):

Current assets (excluding inventories)	$4
Inventories	5
Property and equipment	38
Intangible assets	4
Other assets	1
Current liabilities	(7)
Total consideration, net of cash acquired	$45
Management continues to review the valuation and confirming the result to determine the final purchase price allocation.
Pro Forma Results
Our pro forma results, giving effect to the CrossAmerica, Landmark, Erickson and One Stop acquisitions and assuming an acquisition date of January 1, 2014, would have been (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$3,090	$4,205	$9,029	$12,008
Net income attributable to CST stockholders	$85	$63	$124	$106
Net income (loss) per share	$1.12	$0.83	$1.61	$1.40

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestitures
During the three months ended September 30, 2015, CrossAmerica closed on the sale of one site and recognized a gain of $2 million in “Gain on sale of assets, net” on the consolidated statements of income. During the nine months ended September 30, 2015, CST closed on the sale of 25 convenience stores and recognized a gain of $7 million in “Gain on sale of assets, net” on the consolidated statements of income.
Note 3.     INVENTORIES
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2015	2014
Convenience store merchandise (CrossAmerica: $11 and $7, respectively)	$134	$128
Motor fuel (CrossAmerica: $6 and $5, respectively)	78	92
Supplies	2	1
Inventories	$214	$221
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of September 30, 2015, the replacement cost (market value) of our U.S. motor fuel inventories equaled their LIFO carrying amount. As of December 31, 2014, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $2 million. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.
Note 4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2015	2014
Land (CrossAmerica: $252 and $154, respectively)	$673	$580
Buildings (CrossAmerica: $315 and $179, respectively)	779	678
Equipment (CrossAmerica: $144 and $131, respectively)	800	795
Land improvements and leasehold improvements (CrossAmerica: $4 and $4, respectively)	293	311
Other	192	192
Asset retirement obligation (CrossAmerica: $19 and $17, respectively)	75	68
Construction in progress (CrossAmerica: $3 and $5, respectively)	94	38
Property and equipment, at cost	2,906	2,662
Accumulated depreciation (CrossAmerica: $36 and $8, respectively)	(760)	(705)
Property and equipment, net	$2,146	$1,957
Other property and equipment noted in the table above consists primarily of signage and other imaging assets and computer hardware and software.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. GOODWILL AND INTANGIBLE ASSETS
Changes in goodwill during the nine months ended September 30, 2015 consisted of the following (in millions):

	U.S. Segment	CrossAmerica	Consolidated
Beginning balance	$19	$223	$242
Acquisitions	16	40	56
Purchase price adjustment	—	123	123
Ending balance	$35	$386	$421
See Note 2 under the heading “GP Purchase and IDR Purchase.”
All of the goodwill derived from the GP Purchase, which is $327 million, was allocated among two reporting units that comprise the CrossAmerica segment. These reporting units are CrossAmerica’s retail and wholesale operations. Our annual test for impairment of goodwill has historically been performed as of October 1 of each year. However, beginning in the last half of 2014, there were severe disruptions in the crude oil commodities markets that contributed to a significant decline in CrossAmerica’s common unit price. As a result, during the third quarter of 2015, CrossAmerica’s equity market capitalization fell below its net asset value at the time of the GP Purchase. We deemed this to be an indicator that goodwill may be impaired, and accordingly, we performed a step one analysis pursuant to ASC 350—Intangibles–Goodwill and Other (“ASC 350”) to evaluate the potential impairment of our goodwill within the CrossAmerica reporting units as of September 30, 2015. Based on this analysis, we determined that the fair value exceeded the carrying value of each of the CrossAmerica reporting units and accordingly, the goodwill was not impaired.
The goodwill allocated to the wholesale and retail reporting units was $312 million and $74 million, respectively, at September 30, 2015. The fair value of our wholesale reporting unit exceeded its carrying value by slightly less than 10%, while the fair value of our retail reporting unit exceeded its carrying value by slightly more than 10%. For purposes of our interim goodwill impairment test, the fair value of each reporting unit was estimated based on an income and market approach. The income approach estimated the fair value of each reporting unit based on the present value of expected future cash flows, with the present value determined using discount rates that reflected the risk inherent in the assets and risk premiums that reflected the volatility in our industry and the financial markets. Any change in estimated future cash flows or risk premiums could have a negative effect on these assumptions and the resulting estimated fair value of our reporting units. The market approach estimated fair value based on observable market transactions.
In connection with our annual impairment test in the fourth quarter of 2015, we will consider any new facts and circumstances to determine if an additional step one or step two analysis is required pursuant to ASC 350.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following (in millions):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US:
Indefinite-lived intangible assets	$—	$—	$—	$91	$—	$91
Other	8	(2)	6	7	(1)	6
US total	8	(2)	6	98	(1)	97
Canada:
Customer lists(a)	93	(81)	12	106	(87)	19
Total US and Canada	101	(83)	18	204	(88)	116
CrossAmerica:
Wholesale fuel distribution rights(b)	210	(20)	190	229	(8)	221
Wholesale fuel supply agreements(c)	176	(29)	147	155	(17)	138
Below market leases	11	(4)	7	10	(3)	7
Other	6	(2)	4	5	(1)	4
Total CrossAmerica	403	(55)	348	399	(29)	370
Consolidated total	$504	$(138)	$366	$603	$(117)	$486

(a)
Our customer lists are located in our Canadian Retail segment and are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

(b)	Wholesale fuel distribution agreements represent contracts wherein CrossAmerica collects a wholesale margin for sales of motor fuel in addition to rental income for the site.

(c)
Wholesale fuel supply agreements represent contracts wherein CrossAmerica collects a wholesale margin for motor fuel sold to sites owned by third party dealers but does not collect rent from these sites.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	September 30,	December 31,
	2015	2014
CST debt and capital leases:(a)
Revolving credit facility	$—	$—
Term loan due 2019	419	453
5.00% senior notes due 2023	550	550
Capital leases	13	11
Total CST debt and capital leases	$982	$1,014
CrossAmerica debt and capital leases:(b)
Revolving credit facility	350	200
Other debt	27	27
Capital leases	59	63
Total CrossAmerica debt and capital leases	$436	$290
Total consolidated debt and capital lease obligations outstanding	1,418	1,304
Less current portion of CST	64	48
Less current portion of CrossAmerica	8	29
Consolidated debt and capital lease obligations, less current portion	$1,346	$1,227
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
Financial Covenants and Interest Rate
The CST Credit Facility contains financial covenants consisting of (a) a maximum total lease adjusted leverage ratio set at not greater than 3.75 to 1.00, and (b) a minimum fixed charge coverage ratio set at not less than 1.30 to 1.00. As of September 30, 2015, CST was in compliance with both of these covenants.
The CrossAmerica revolving credit facility requires CrossAmerica to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of September 30, 2015, CrossAmerica was in compliance with these covenants.
Outstanding borrowings under the CST term loan facility bear interest at the 30–day London Interbank Offered Rate (“LIBOR”) plus a margin of 1.50%. As of September 30, 2015, the interest rate was 1.70%. Outstanding borrowings under CrossAmerica’s revolving credit facility bear interest at LIBOR plus a margin of 2.50%. CrossAmerica’s borrowings had an interest rate of 2.70% as of September 30, 2015.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related-party and account for these transactions as entities under common control.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment under a master fuel distribution agreement and a master lease agreement having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon and the lease agreement is a triple net lease with an annual lease rate of 7.5%. The U.S. Retail segment purchased approximately 21 million gallons of motor fuel from CrossAmerica and incurred rent expense on retail sites leased from CrossAmerica of $4 million during the three months ended September 30, 2015. The U.S. Retail segment purchased approximately 58 million gallons of motor fuel from CrossAmerica and incurred rent expense on retail sites leased from CrossAmerica of $6 million during the nine months ended September 30, 2015. Amounts payable to CrossAmerica totaled $3 million and $3 million at September 30, 2015 and December 31, 2014, respectively, related to these transactions.
Sale of CST Fuel Supply Equity Interests to CrossAmerica
We accounted for the January and July 2015 sales of equity interests in CST Fuel Supply to CrossAmerica as entities under common control.
CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica.
CST distributed $4 million and $6 million in cash to CrossAmerica during the three and nine months ended September 30, 2015, respectively, related to its equity ownership interests in CST Fuel Supply.
Amended and Restated Omnibus Agreement
We entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, Dunne Manning Inc. (“DMI”), DMS, CST and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”), which amends and restates the original omnibus agreement, which was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. CrossAmerica paid CST $4 million in cash for the fixed and variable fees for the first quarter of 2015. Additionally, CST allocated $3 million in non-cash stock-based compensation and incentive compensation costs to CrossAmerica for the nine months ended September 30, 2015. Receivables from CrossAmerica related to these transactions were $6 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively. As approved by the independent conflicts committee of the General Partner and the executive committee of our Board of Directors, CrossAmerica and CST mutually agreed to settle the second and third quarter 2015 amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. As a result, in July 2015, CST received from CrossAmerica 145,056 limited partner units valued at approximately $4 million and in October 2015, CST received from CrossAmerica 114,256 limited partner units valued at approximately $3 million. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
IDR and Common Unit Distributions
CST received cash distributions of $1 million and $5 million related to its investment in CrossAmerica’s IDRs and common units, respectively, during the nine months ended September 30, 2015.
CrossAmerica Transactions with DMS
DMS is an entity affiliated with Joseph V. Topper, Jr., a member of our Board of Directors and the Board of Directors of the General Partner. DMS is an operator of convenience stores that purchases all of its motor fuel requirements from CrossAmerica on a wholesale basis. DMS also leases certain retail site real estate from CrossAmerica in accordance with a master lease agreement between DMS and CrossAmerica.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from fuel sales and rental income from DMS were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2015
Revenues from fuel sales to DMS	$90	$258
Rental income from DMS	5	15
Motor fuel is sold to DMS at CrossAmerica’s cost plus a fixed mark-up per gallon. Receivables from DMS totaled $10 million and $10 million at September 30, 2015 and December 31, 2014, respectively.
Aircraft Usage Costs
From time to time, CST uses an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board and her husband. CST incurred $0.1 million for the three months ended September 30, 2015 and $0.2 million for the nine months ended September 30, 2015 for the use of this aircraft.
Note 8. COMMITMENTS AND CONTINGENCIES
We are from time to time party to various lawsuits, claims and other legal and administrative proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, environmental damages, infringement, indemnification, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
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
Financial Instruments
The aggregate fair value and carrying amount of the CST senior notes and term loan at September 30, 2015 and December 31, 2014 were $1.0 billion and $1.0 billion, respectively. The fair value of the CST term loan approximates its carrying value due to

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the frequency with which interest rates are reset. The fair value of the CST senior notes is determined primarily using quoted prices of over the counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $350 million as of September 30, 2015 and $200 million as of December 31, 2014 due to the frequency with which interest rates are reset.
Note 10.     EQUITY
CST Treasury Stock
For the nine months ended September 30, 2015, we purchased 1,592,477 of our common shares for a total purchase price of $64 million as part of our publicly announced share repurchase program. During this period we also withheld 27,929 shares of our common stock with a total fair value of $1 million in connection with withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.
CST Dividends
We paid regular quarterly cash dividends of $0.0625 per CST common share each quarter, commencing with the quarter ended September 30, 2013. The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future.
Quarterly dividend activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
March 31, 2015	March 31, 2015	April 15, 2015	$0.0625	$5
June 30, 2015	June 30, 2015	July 15, 2015	$0.0625	$5
September 30, 2015	September 30, 2015	October 15, 2015	$0.0625	$5
CrossAmerica Distributions
Quarterly distribution activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2014	March 9, 2015	March 17, 2015	$0.5425	$13
March 31, 2015	June 15, 2015	June 19, 2015	$0.5475	$14
June 30, 2015	September 4, 2015	September 11, 2015	$0.5625	$18
September 30, 2015	November 18, 2015	November 25, 2015	$0.5775	$19	(a)
(a) Calculated based on shares outstanding as of November 4, 2015.
The amount of any distribution is subject to the discretion of the Board of Directors of CrossAmerica’s General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the nine months ended September 30, 2015, CrossAmerica made distributions to CST of $1 million and $5 million with respect to our investment in the IDRs and common units, respectively.
CrossAmerica Unit Offering
On June 19, 2015, CrossAmerica closed on the sale of 4.6 million common units for net proceeds of approximately $139 million. CrossAmerica used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility. On July 1, 2015, CrossAmerica borrowed $184 million under its revolving credit facility to fund the purchase of the 12.5% equity interest in CST Fuel Supply, the acquisition of the 29 NTIs from CST and the One Stop acquisition.
On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of $6 million in accordance with the underwriters’ option to purchase additional common units associated with the June offering discussed above.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Purchases of CrossAmerica Common Units
The following table shows the purchases by CST of CrossAmerica common units registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Units Purchased(a)	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Plan
September 1 – September 30, 2015	170,374	$23.12	$3,938,622	$46,061,378
Total	170,374	$23.12	$3,938,622	$46,061,378

(a)
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through November 4, 2015, CST purchased $11.9 million, or 484,597 common units, at an average price of $24.49 per common unit.

CrossAmerica Common Unit Repurchase Program
On November 2, 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST.
Comprehensive Income
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$34	$131	$77	$133
Other comprehensive income (loss) before reclassifications	(38)	(31)	(81)	(33)
Amounts reclassified from other comprehensive income	—	—	—	—
Net other comprehensive income (loss)	(38)	(31)	(81)	(33)
Balance at the end of the period	$(4)	$100	$(4)	$100
Note 11. STOCK-BASED COMPENSATION
Overview
We record stock-based compensation as a component of operating expenses and general and administrative expenses in the consolidated statements of income.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation related to CST	$2	$2	$10	$8
Stock-based compensation related to CrossAmerica	1	—	4	—
Total stock-based compensation expense	$3	$2	$14	$8
During the nine months ended September 30, 2015, we recognized $4 million of stock-based compensation expense, of which $2 million related to CST and $2 million related to CrossAmerica, and during the nine months ended September 30, 2014, we recognized $2 million of stock-based compensation expense related to CST, from stock-based awards granted to employees who were retirement eligible at the date of grant.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.     EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest; therefore, all earnings per common share information relates solely to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Three Months Ended September 30,
	2015		2014
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$85		$63
Less dividends declared:
Common stock		5		5
Undistributed earnings		$80		$58

Weighted-average common shares outstanding (in thousands)	369	75,565	315	75,442
Earnings per common share
Distributed earnings	$0.06	$0.06	$0.06	$0.06
Undistributed earnings	1.06	1.06	0.77	0.77
Total earnings per common share	$1.12	$1.12	$0.83	$0.83

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$85	$63

Weighted-average common shares outstanding (in thousands)	75,565	75,442
Common equivalent shares:
Stock options (in thousands)	102	40
Restricted stock (in thousands)	95	84
Restricted stock units (in thousands)	141	65
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,903	75,631
Earnings per common share - assuming dilution	$1.12	$0.83

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2015		2014
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$124		$106
Less dividends declared:
Common stock		15		14
Undistributed earnings		$109		$92

Weighted-average common shares outstanding (in thousands)	360	76,384	297	75,421
Earnings per common share
Distributed earnings	$0.18	$0.18	$0.19	$0.19
Undistributed earnings	1.43	1.43	1.21	1.21
Total earnings per common share	$1.61	$1.61	$1.40	$1.40

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$124	$106

Weighted-average common shares outstanding (in thousands)	76,384	75,421
Common equivalent shares:
Stock options (in thousands)	122	24
Restricted stock (in thousands)	99	85
Restricted stock units (in thousands)	119	40
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,724	75,570
Earnings per common share - assuming dilution	$1.61	$1.40
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average anti-dilutive options (in thousands)	712	297	523	302
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
The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canada Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Three months ended September 30, 2015:
Operating revenues	$1,641	$865	$584	$—	$—	$—	$3,090
Intersegment revenues	—	—	41	—	(41)	—	—
Gross profit	286	92	48	—	—	—	426
Depreciation, amortization and accretion expense	25	9	13	—	—	4	51
Operating income (loss)	136	32	25	(41)	—	(4)	148

Three months ended September 30, 2014:
Operating revenues	$1,990	$1,231	$—	$—	$—	$—	$3,221
Gross profit	237	103	—	—	—	—	340
Depreciation, amortization and accretion expense	22	9	—	—	—	—	31
Operating income (loss)	102	33	—	(31)	—	—	104

	U.S. Retail	Canada Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Nine months ended September 30, 2015:
Operating revenues	$4,641	$2,627	1,638	$—	$—	$—	$8,906
Intersegment revenues	—	—	113	—	(113)	—	—
Gross profit	648	276	121	—	—	—	1,045
Depreciation, amortization and accretion expense	72	28	36	—	—	20	156
Operating income (loss)	227	88	47	(130)	—	(20)	212
Total expenditures for long-lived assets (including acquisitions)	226	29	175	—	—	—	430

Nine months ended September 30, 2014:
Operating revenues	$5,818	$3,665	$—	$—	$—	$—	$9,483
Gross profit	570	295	—	—	—	—	865
Depreciation, amortization and accretion expense	65	27	—	—	—	—	92
Operating income (loss)	180	89	—	(83)	—	—	186
Total expenditures for long-lived assets (including acquisitions)	164	28	—	—	—	—	192

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Decrease (increase):
Receivables, net	$4	$2
Inventories	14	12
Prepaid expenses and other	4	(2)
Increase (decrease):
Accounts payable	5	10
Accounts payable to Valero	19	24
Accrued expenses	11	24
Taxes other than income taxes	4	(4)
Income taxes payable	34	30
Changes in working capital	$95	$96
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

Additionally, cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interests, NTI sales, IDR and common unit distributions, are eliminated from the statements of cash flows.
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Interest paid in excess of amount capitalized	$33	$22
Income taxes paid	45	36
For the nine months ended September 30, 2015, CST settled the CrossAmerica management fee in common units for approximately $4 million and received CrossAmerica common units in the amount of $163 million as partial consideration for the sale of equity interests in CST Fuel Supply and the NTIs to CrossAmerica. There were no significant non-cash investing or financing activities for the nine months ended September 30, 2014.
Note 15. TERMINATION BENEFITS
CST accrued $4 million of severance and benefit costs in 2015 related to certain CST employees who were officers of CrossAmerica who have terminated their employment. Such costs are included in general and administrative expenses.
As a result of the continued integration of certain processes and systems of our recently acquired businesses, CrossAmerica committed to a workforce reduction affecting certain employees of CrossAmerica or its affiliates and is recognizing $3 million of estimated cost of severance and other benefits ratably over the required service period, included in general and administrative expenses.
In addition, at December 31, 2014, CrossAmerica had a $2 million accrual for severance and benefit costs related to certain officers who terminated their employment, of which $1 million was paid on April 14, 2015.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of our liability for severance and other termination benefits is as follows (in millions):

Balance at December 31, 2014	$2
Provision for termination benefits	6
Termination benefits paid	(2)
Balance at September 30, 2015	$6
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$188	$254	$—	$442	$2	$—	$444
Receivables, net	3	68	59	—	130	38	(4)	164
Inventories	—	144	53	—	197	17	—	214
Deferred income taxes	—	11	—	—	11	1	—	12
Prepaid expenses and other	—	6	5	—	11	13	—	24
Total current assets	3	417	371	—	791	71	(4)	858
Property and equipment, at cost	—	1,687	482	—	2,169	737	—	2,906
Accumulated depreciation	—	(557)	(167)	—	(724)	(36)	—	(760)
Property and equipment, net	—	1,130	315	—	1,445	701	—	2,146
Intangible assets, net	—	6	12	—	18	348	—	366
Goodwill	—	35	—	—	35	386	—	421
Investment in subsidiaries	2,288	—	—	(2,288)	—	—	—	—
Investment in CrossAmerica	—	257	—	—	257	—	(257)	—
Deferred income taxes	—	—	67	—	67	—	—	67
Other assets, net	29	24	4	—	57	14	(1)	70
Total assets	$2,320	$1,869	$769	$(2,288)	$2,670	$1,520	$(262)	$3,928

Historical amounts for CrossAmerica were adjusted to their fair values as a result of the GP Purchase discussed in Note 2. These adjustments were as follows as of September 30, 2015:
			Property and equipment, net			$68
			Intangibles, net			264
			Goodwill			306

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$63	$1	$—	$—	$64	$8	$—	$72
Accounts payable	1	108	42	—	151	48	(4)	195
Accounts payable to Valero	(1)	110	78	—	187	—	—	187
Accrued expenses	12	42	17	—	71	15	—	86
Taxes other than income taxes	—	31	1	—	32	11	—	43
Income taxes payable	(1)	54	4	—	57	4	—	61
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	79	346	142	—	567	86	(4)	649
Debt and capital lease obligations, less current portion	906	8	4	—	918	428	—	1,346
Deferred income taxes	—	137	—	—	137	56	—	193
Intercompany payables (receivables)	403	(404)	1	—	—	—	—	—
Asset retirement obligations	—	73	16	—	89	22	—	111
Other long-term liabilities	15	12	15	—	42	16	—	58
Total liabilities	1,403	172	178	—	1,753	608	(4)	2,357
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	629	1,334	440	(1,774)	629	—	(31)	598
Treasury stock	(87)	—	—	—	(87)	—	—	(87)
Retained earnings	378	363	151	(514)	378	—	—	378
AOCI	(4)	—	—	—	(4)	—	—	(4)
Partners’ capital	—	—	—	—	—	821	(821)	—
IDR and GP interests	—	—	—	—	—	91	(91)	—
Noncontrolling interest	—	—	—	—	—	—	685	685
Total stockholders’ equity	917	1,697	591	(2,288)	917	912	(258)	1,571
Total liabilities and stockholders’ equity	$2,320	$1,869	$769	$(2,288)	$2,670	$1,520	$(262)	$3,928
Deferred taxes and noncontrolling interest for CrossAmerica include $11 million and $626 million, respectively, related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 2.

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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,641	$865	$—	$2,506	$625	$(41)	$3,090
Cost of sales	—	1,355	773	—	2,128	577	(41)	2,664
Gross profit	—	286	92	—	378	48	—	426

Income from CST Fuel Supply Equity	—	—	—	—	—	4	(4)	—
Operating expenses:
Operating expenses	—	125	51	—	176	16	(4)	188
General and administrative expenses	1	25	5	—	31	10	—	41
Depreciation, amortization and accretion expense	—	25	9	—	34	17 (a)	—	51
Total operating expenses	1	175	65	—	241	43	(4)	280
Gain on the sale of assets, net	—	—	—	—	—	2	—	2
Operating (loss) income	(1)	111	27	—	137	11	—	148
Other income, net	(1)	2	1	—	2	1	(1)	2
Interest expense	(9)	—	(1)	—	(10)	(5)	—	(15)
Equity in earnings of CrossAmerica	1	—	—	—	1	—	(1)	—
Equity in earnings of subsidiaries	95	—	—	(95)	—	—	—	—
Income (loss) before income tax expense	85	113	27	(95)	130	7	(2)	135
Income tax expense (benefit)	—	38	7	—	45	—	—	45
Net income (loss)	85	75	20	(95)	85	7	(2)	90
Net income attributable to noncontrolling interest	—	—	—	—	—	—	5	5
Net income attributable to CST stockholders	$85	$75	$20	$(95)	$85	$7	$(7)	$85
Other comprehensive loss, net of tax:
Net income (loss)	$85	$75	$20	$(95)	$85	$7	$(2)	$90
Foreign currency translation adjustment	(38)	—	—	—	(38)	—	—	(38)
Comprehensive income (loss)	47	75	20	(95)	47	7	(2)	52
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	5	—	5
Comprehensive income attributable to CST stockholders	$47	$75	$20	$(95)	$47	$2	$(2)	$47
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $4 million of additional depreciation and amortization expense related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 2.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenues	$—	$1,990	$1,231	$—	$3,221
Cost of sales	—	1,753	1,128	—	2,881
Gross profit	—	237	103	—	340
Operating expenses:
Operating expenses	—	111	61	—	172
General and administrative expenses	2	24	5	—	31
Depreciation, amortization and accretion expense	—	22	9	—	31
Asset impairments	—	2	—	—	2
Total operating expenses	2	159	75	—	236
Operating (loss) income	(2)	78	28	—	104
Other income, net	—	1	1	—	2
Interest expense	(10)	—	—	—	(10)
Equity in earnings of subsidiaries	75	—	—	(75)	—
Income (loss) before income tax expense	63	79	29	(75)	96
Income tax expense (benefit)	—	25	8	—	33
Net income (loss)	63	54	21	(75)	63
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31)	—	—	—	(31)
Comprehensive income	$32	$54	$21	$(75)	$32

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$4,641	$2,627	$—	$7,268	$1,751	$(113)	$8,906
Cost of sales	—	3,993	2,351	—	6,344	1,630	(113)	7,861
Gross profit	—	648	276	—	924	121	—	1,045

Income from CST Fuel Supply Equity	—	—	—	—	—	6	(6)	—
Operating expenses:
Operating expenses	—	356	160	—	516	46	(6)	556
General and administrative expenses	5	81	15	—	101	29	—	130
Depreciation, amortization and accretion expense	—	72	28	—	100	56 (a)	—	156
Total operating expenses	5	509	203	—	717	131	(6)	842
Gain on the sale of assets, net	—	7	—	—	7	2	—	9
Operating (loss) income	(5)	146	73	—	214	(2)	—	212
Other income, net	—	4	2	—	6	1	(1)	6
Interest expense	(29)	—	(1)	—	(30)	(14)	—	(44)
Equity in earnings of CrossAmerica	—	—	—	—	—	—	—	—
Equity in earnings of subsidiaries	158	—	—	(158)	—	—	—	—
Income (loss) before income tax expense	124	150	74	(158)	190	(15)	(1)	174
Income tax expense (benefit)	—	46	20	—	66	(7)	—	59
Net income (loss)	124	104	54	(158)	124	(8)	(1)	115
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Net income attributable to CST stockholders	$124	$104	$54	$(158)	$124	$(8)	$8	$124
Other comprehensive loss, net of tax:
Net income (loss)	$124	$104	$54	$(158)	$124	$(8)	$(1)	$115
Foreign currency translation adjustment	(81)	—	—	—	(81)	—	—	(81)
Comprehensive income (loss)	43	104	54	(158)	43	(8)	(1)	34
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(9)	—	(9)
Comprehensive income attributable to CST stockholders	$43	$104	$54	$(158)	$43	$1	$(1)	$43
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $20 million of additional depreciation and amortization expense related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 2.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenues	$—	$5,818	$3,665	$—	$9,483
Cost of sales	—	5,248	3,370	—	8,618
Gross profit	—	570	295	—	865
Operating expenses:
Operating expenses	—	323	179	—	502
General and administrative expenses	6	62	15	—	83
Depreciation, amortization and accretion expense	—	65	27	—	92
Asset impairments	—	2	—	—	2
Total operating expenses	6	452	221	—	679
Operating (loss) income	(6)	118	74	—	186
Other income, net	—	1	3	—	4
Interest expense	(30)	—	—	—	(30)
Equity in earnings of subsidiaries	142	—	—	(142)	—
Income (loss) before income tax expense	106	119	77	(142)	160
Income tax expense (benefit)	—	33	21	—	54
Net income (loss)	106	86	56	(142)	106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(33)	—	—	—	(33)
Comprehensive income	$73	$86	$56	$(142)	$73

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(30)	$213	$108	$—	$291	$50	$(1)	$340
Cash flows from investing activities:
Capital expenditures	—	(174)	(29)	—	(203)	(1)	—	(204)
Proceeds from the sale of assets	—	18	2	—	20	4	—	24
CST acquisitions	—	(22)	—	—	(22)	—	—	(22)
CrossAmerica acquisitions	—	—	—	—	—	(316)	142	(174)
Cash received from sale of CST Fuel Supply	—	17	—	—	17	—	(17)	—
Cash received from drop down of NTI to CrossAmerica	—	124	—	—	124	—	(124)	—
IDR income	—	1	—	—	1	—	(1)	—
Other investing activities, net	1	6	(2)	—	5	2	—	7
Net cash used in investing activities	1	(30)	(29)	—	(58)	(311)	—	(369)
Cash flows from financing activities:
Purchase of CrossAmerica common units	—	(4)	—	—	(4)	—	—	(4)
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	317	—	317
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(167)	—	(167)
Proceeds from issuance of CrossAmerica common units, net	—	—	—	—	—	145	—	145
Payments on the CST term loan facility	(34)	—	—	—	(34)	—	—	(34)
Purchases of treasury shares	(65)	—	—	—	(65)	—	—	(65)
Debt issuance and credit facility origination costs	—	—	—	—	—	—	—	—
Payments of capital lease obligations	—	(1)	—	—	(1)	(2)	—	(3)
Dividends paid	(15)	—	—	—	(15)	—	—	(15)
Distributions from CrossAmerica	—	5	—	—	5	—	(5)	—
Distributions paid	—	—	—	—	—	(47)	6	(41)
Intercompany funding	143	(143)	—	—	—	—	—	—
Receivables repaid by CrossAmerica related parties	—	—	—	—	—	2	—	2
Net cash provided by (used in) financing activities	29	(143)	—	—	(114)	248	1	135
Effect of foreign exchange rate changes on cash	—	—	(30)	—	(30)	—	—	(30)
Net (decrease) increase in cash	—	40	49	—	89	(13)	—	76
Cash at beginning of year	—	148	205	—	353	15	—	368
Cash at end of period	$—	$188	$254	$—	$442	$2	$—	$444

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(28)	$208	$113	$—	$293
Cash flows from investing activities:
Capital expenditures	—	(164)	(28)	—	(192)
Acquisitions	(2)	—	(7)	—	(9)
Proceeds from dispositions of property and equipment	—	2	—	—	2
Other investing activities, net	—	(1)	2	—	1
Net cash used in investing activities	(2)	(163)	(33)	—	(198)
Cash flows from financing activities:
Payments on long-term debt	(25)	—	—	—	(25)
Debt issuance and credit facility origination costs	(2)	—	—	—	(2)
Payments of capital lease obligations	—	(1)	—	—	(1)
Dividends paid	(14)	—	—	—	(14)
Intercompany funding	71	(71)	—	—	—
Net cash used in financing activities	30	(72)	—	—	(42)
Effect of foreign exchange rate changes on cash	—	—	(4)	—	(4)
Net increase (decrease) in cash	—	(27)	76	—	49
Cash at beginning of year	—	231	147	—	378
Cash at end of period	$—	$204	$223	$—	$427

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, are made throughout this quarterly report on Form 10-Q. This quarterly report includes forward-looking statements. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend and distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2015 and 2014, and an outlook for our business.

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
Changes in our average motor fuel selling price per gallon and gross margin over the three and nine months ended September 30, 2015 and 2014 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately half of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel declines rapidly or is more volatile.
Historically, the volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the twenty-one months ended September 30, 2015:

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
CrossAmerica
As discussed above, our U.S. Retail and Canadian Retail segments typically experience lower motor fuel gross profits in periods when the wholesale cost of motor fuel is increasing, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel is decreasing. As it relates to its retail operations, CrossAmerica generally experiences similar effects on its revenues and gross profits from wholesale motor fuel price changes.
As it relates to its wholesale fuel operations, while a significant portion of wholesale gross profits are derived from sales at fixed amounts over cost, wholesale fuel gross profits still experience some variability related to the price of crude oil. A portion of CrossAmerica’s gross profit margin is generated from payment discounts and incentives that are based on the overall price of wholesale motor fuel (which generally increases or decreases with the price of crude oil). As a result, in periods of declining wholesale motor fuel prices, CrossAmerica’s gross profit margin is negatively affected and, in periods of rising wholesale motor fuel prices, its gross profit margin is positively affected. We estimate a $10 per barrel change in the price of crude oil would impact CrossAmerica’s annual wholesale motor fuel gross profit by approximately $2.5 million. We also generate a portion of our wholesale gross margin through dealer tank wagon priced contracts (variable cent per gallon), which are inversely correlated to the movement of crude oil prices (as crude oil prices decline, motor fuel gross profit generally increases). Lastly, a portion of our Wholesale segment gross profit is generated from rental income we receive primarily from our dealers on properties we own, as well as on properties we lease and then sublease to our dealers. We own nearly 60% of the properties that we lease to our dealers or utilize in our retail business.
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

Recently Acquired Retail Sites
When we acquire wholesale and convenience store operations, we do not have a predetermined operating model for the individual convenience store operations. Subsequent to an acquisition, we have an integration team that evaluates the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer term operation as a non-core retail site. All retail convenience stores we acquire through acquisitions are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired convenience stores are suitable to be converted and integrated into CST’s core store operating model. If these stores are not determined to be core stores, these non-core stores will be evaluated for conversion to third party dealers, divestment or maintaining the existing operations under CrossAmerica using an operating model different from the core retail operations of CST. Through September 30, 2015, CrossAmerica has converted 72 non-core company-operated convenience stores to third party dealers. As of September 30, 2015, CrossAmerica continues to operate 121 sites from its PMI, Erickson and One Stop acquisitions as non-core convenience stores. We believe it is necessary to differentiate the operating performance between core and non-core stores when presenting our operating statistics because non-core stores are not necessarily reflective of our core business. Key differentiating factors initially include the following:

•
Non-core merchandising strategies are legacy strategies of the former owner, which are different from our core store merchandising strategies, including the offering of our proprietary products and utilizing our purchasing power to maximize gross profit margin.

•	Non-core sites are not managed in the same way as our core sites, where our Chief Operating Officer oversees all core store operations.

•	Non-core fuel pricing, merchandise supply and labor strategies are different from our core business.
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

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated income statements are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues	$3,090	$3,221	$8,906	$9,483
Cost of sales	2,664	2,881	7,861	8,618
Gross profit	426	340	1,045	865
Operating expenses:
Operating expenses	188	172	556	502
General and administrative expenses	41	31	130	83
Depreciation, amortization and accretion expense	51	31	156	92
Asset impairments	—	2	—	2
Total operating expenses	280	236	842	679
Gain on sale of assets, net	2	—	9	—
Operating income	148	104	212	186
Other income, net	2	2	6	4
Interest expense	(15)	(10)	(44)	(30)
Income before income tax expense	135	96	174	160
Income tax expense	45	33	59	54
Consolidated net income	90	63	115	106
Net income (loss) attributable to noncontrolling interest	5	—	(9)	—
Net income attributable to CST stockholders	$85	$63	$124	$106
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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Consolidated Results
Operating revenues increased $584 million and gross profit increased $48 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating revenues declined $715 million, or 22%, while gross profit increased $38 million, or 11%.
Operating revenues
Significant items impacting these results (excluding CrossAmerica) were:

•	A $349 million, or 18%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $444 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.60 per gallon during the third quarter of 2015, compared to $2.65 per gallon during the third quarter of 2014.

◦
Partially offsetting the decline was an increase in motor fuel gallons sold of 4%, which increased motor fuel operating revenues by $58 million. The increase in motor fuel gallons sold resulted primarily from our NTIs, the acquisitions of Nice N Easy and the Landmark convenience stores, as well as an overall increase in motor fuel demand, partially offset by a decline in volume attributable to our recently divested retail sites.

◦
Our merchandise revenues increased $35 million primarily as a result of our NTIs, the acquisitions of Nice N Easy and the Landmark convenience stores as well as an overall increase in our same store merchandise sales.

•A $366 million, or 30%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $145 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.76 during the third quarter of 2015, and equal to U.S. $0.91 during the third quarter of 2014, representing a decrease in value of 16%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $221 million. This decrease was primarily attributable to:

◦
A $172 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $2.16 per gallon during the third quarter of 2015, compared to $3.01 per gallon during the third quarter of 2014.

◦
A $39 million decline attributable to a 3% decrease in the volume of motor fuel we sold mainly related to the timing of certain marketing promotions, competition and reduced volumes associated with a weakening economy.

◦	An increase in our merchandise revenues of $6 million, primarily from an increase of nine company-operated convenience stores over the same period of 2014 as well as an increase in same store sales.

◦	A decline of $15 million primarily related to our home heating business due to a decline in price.
Cost of sales
Cost of sales increased $536 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, cost of sales declined $753 million or 26%.
Significant items impacting these results excluding CrossAmerica were:

•	A $127 million decline from the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $12 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating expenses increased by $4 million primarily due to an increase of $14 million in our U.S. Retail segment related to our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores. This increase was partially offset by a $10 million decline in operating expenses in our Canadian Retail segment primarily from the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expenses increased $10 million related primarily to the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, general and administrative expenses were flat.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $17 million related primarily to the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, depreciation, amortization and accretion expense increased $3 million mainly due to our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores.
Gain on sale of assets, net
During the three months ended September 30, 2015, CrossAmerica recognized a gain of $2 million in “Gain on sale of assets, net” on the consolidated statements of income. There were no material gains on sales of assets for CST during the three months ended September 30, 2015.
Interest expense
Interest expense increased $5 million, primarily from the acquisition of CrossAmerica.
Income tax expense
Income tax expense, including CrossAmerica, increased $12 million as a result of an increase in earnings before tax. Our effective income tax rate was 33% for the three months ended September 30, 2015 compared to an effective rate of 34% for the three months ended September 30, 2014. The effective tax rate decreased due to the level of income earned in CrossAmerica’s partnership, which is a flow through entity not subject to Federal or State income tax, as well as losses generated in CrossAmerica’s taxable corporate subsidiaries, which were not fully benefited. CST’s effective tax rate, excluding CrossAmerica, was 35%, which includes Federal and State income tax expense and reflects the benefit of the Canadian earnings being taxed at lower than the US tax rate, for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Consolidated Results
Operating revenues increased $1.6 billion and gross profit increased $121 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating revenues declined $2.2 billion, or 23%, while gross profit increased $59 million, or 7%.
Operating revenues
Significant items impacting these results (excluding CrossAmerica) were:

•	A $1.2 billion, or 20%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $1.4 billion of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.66 per gallon during the first nine months of 2015, compared to $2.70 per gallon during the first nine months of 2014.

◦
An increase in motor fuel gallons sold of 3%, which increased motor fuel operating revenues by $130 million. The increase in motor fuel gallons sold resulted primarily from our NTIs, the acquisitions of Nice N Easy and the Landmark convenience stores, as well as an overall increase in motor fuel demand, partially offset by a decline in volume attributable to our recently divested retail sites.

◦
Our merchandise revenues increased $94 million primarily as a result of our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores as well as an overall increase in our same store merchandise sales.

•A $1.0 billion, or 28%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $340 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.79 during the first nine months of 2015, and equal to U.S. $0.91 during the first nine months of 2014, representing a decrease in value of 13%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $698 million. This decrease was primarily attributable to:

◦
A $658 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $2.14 per gallon during the first nine months of 2015, compared to $3.05 per gallon during the first nine months of 2014.

◦
Partially offsetting this decrease was an increase of $20 million attributable to an increase in the volume of motor fuel we sold as a result of the addition of 10 retail sites on average over the comparable period.

◦
Our heating oil revenues decreased $77 million primarily due to a decline in the price of crude oil as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

◦
An increase in our merchandise revenues of $18 million, primarily from an increase of nine company-operated convenience stores over the same period of 2014 as well as an overall increase in our merchandise sales.

Cost of sales
Cost of sales increased $1.5 billion from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, cost of sales declined $2.3 billion, or 26%.
Significant items impacting these results excluding CrossAmerica were:

•	A $296 million decline from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $40 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating expenses increased by $14 million primarily due to an increase of $33 million in our U.S. Retail segment related to our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores. This increase was partially offset by a $19 million decline in operating expenses in our Canadian Retail segment primarily from the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expenses increased $29 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, general and administrative expense increased $18 million primarily as a result of severance costs, acquisition costs, legal related expenditures and salaries, incentive compensation and benefits due to an increase in employees.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $56 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, depreciation, amortization and accretion expense increased $8 million from our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores.
Gain on sale of assets, net
During the nine months ended September 30, 2015, CST closed on the sale of 25 convenience stores in the U.S. Retail segment and recognized a gain of $7 million in “Gain on sale of assets, net” on the consolidated statements of income. CrossAmerica recognized a gain of $2 million in “Gain on sale of assets, net” on the consolidated statements of income as discussed above.
Interest expense
Interest expense increased $14 million, primarily from the acquisition of CrossAmerica.
Income tax expense
Income tax expense, including CrossAmerica, increased $5 million as a result of an increase in earnings before tax. Our effective income tax rate was 34% for the nine months ended September 30, 2015 compared to an effective rate of 34% for the nine months ended September 30, 2014. CST’s effective tax rate, excluding CrossAmerica, was 35%, which includes Federal and State income tax expense and reflects the benefit of the Canadian earnings being taxed at lower than the US tax rate, for the nine months ended September 30, 2015.

Segment Results
We present the results of operations of our segments consistent with how our management views the business. Therefore, the segments are presented before intercompany eliminations (which consist of motor fuel sold from our CrossAmerica segment to our U.S. Retail segment, CST Fuel Supply distributions and rent expense paid to our CrossAmerica segment) and before purchase accounting adjustments related to the acquisition of CrossAmerica (primarily depreciation and amortization).
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues:
Motor fuel	$1,236	$1,622	$3,499	$4,774
Merchandise	390	355	1,095	1,001
Other	15	13	47	43
Total operating revenues	$1,641	$1,990	$4,641	$5,818
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$155	$117	$282	$226
Motor fuel–amounts attributable to CrossAmerica	(5)	—	(10)	—
Motor fuel–after amounts attributable to CrossAmerica	150	117	272	226
Merchandise	121	107	330	302
Other	15	13	46	42
Total gross profit	286	237	648	570
Operating expenses:
Operating expenses	125	111	356	323
Depreciation, amortization and accretion expense	25	22	72	65
Asset impairments	—	2	—	2
Total operating expenses	150	135	428	390
Gain on sale of assets, net	—	—	7	—
Operating income	$136	$102	$227	$180

Core store operating statistics:(a)
End of period core stores	1,027	1,046	1,027	1,046
Motor fuel sales (gallons per site per day)	5,226	4,921	5,150	4,903
Motor fuel sales (per site per day)	$13,053	$16,865	$12,435	$16,777
Motor fuel gross profit per gallon, net of credit card fees	$0.314	$0.246	$0.195	$0.162
CST Fuel Supply distribution to CrossAmerica(c)	(0.009)	—	(0.005)	—
Motor fuel gross profit per gallon, net of credit card fees(b), (c)	$0.305	$0.246	$0.190	$0.162

Merchandise sales (per site per day)	$4,129	$3,686	$3,851	$3,516
Merchandise gross profit percentage, net of credit card fees	30.8%	30.2%	30.2%	30.2%

U.S. Retail (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Company-operated retail sites:
Beginning of period	1,025	1,044	1,021	1,036
NTIs	3	5	9	15
Acquisitions	—	—	22	—
Closed or divested	(1)	(3)	(25)	(5)
End of period	1,027	1,046	1,027	1,046

Core store same store information(a),(d):
Company-operated retail sites	942	942	934	934
NTIs included in core same store information(e)	58	58	50	50
Motor fuel sales (gallons per site per day)	5,168	5,137	5,080	5,100
Merchandise sales (per site per day)	$3,990	$3,843	$3,778	$3,656
Merchandise gross profit percent, net of credit card fees	30.8%	30.2%	30.1%	30.2%
Merchandise sales, ex. cigarettes (per site per day)	$2,868	$2,759	$2,687	$2,598
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.3%	35.7%	35.7%	35.8%
Merchandise gross profit dollars	$106	$101	$290	$282
Other services operating revenues(f)	$13	$12	$40	$39
NTI information(g):
Company-operated retail sites at end of period	85		85
Company-operated retail sites (average)	83		80
Motor fuel sales (gallons per site per day)	9,006		8,812
Merchandise sales (per site per day)	$6,959		$6,572
Merchandise gross profit percent, net of credit card fees	32.3%		31.8%
Merchandise sales, ex. cigarettes (per site per day)	$5,591		$5,249
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.6%		36.2%

Notes to U.S. Retail Statistical Table

(a)
Represents the portfolio of core retail sites and excludes recently acquired retail sites that are being integrated or are under performance evaluation to determine if: (i) the continued ownership of the retail site is consistent with our U.S. Retail core operating strategy; or (ii) the retail site is to be converted into a wholesale dealer operation managed by CrossAmerica or divested. All NTIs are core-stores and accordingly are included in the core system operating statistics. Management has classified the Nice N Easy and Landmark convenience store operations as core-store and accordingly their operations are included in the core system operating statistics.

(b)	Includes $0.05 per gallon of wholesale fuel distribution profit.

(c)	Effective July 1, 2015, CrossAmerica owns 17.5% of our U.S. Retail segment’s wholesale fuel distribution profit.

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

(e)	NTIs are included in the core same store metrics when they meet the criteria for same store classification described in (d).

(f)	Other services include revenues from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(g)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. This information is being presented to enable a comparison of the business metrics of our NTIs to our total core store operating statistics. As of September 30, 2015, approximately 46% of the total NTIs were opened in the last two years, which we generally consider to be a development period before the NTIs achieve their full potential. Prior year information is not comparable given the increase in the number of NTIs and the timing of when they were opened, and is therefore not presented.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating revenues declined $349 million, or 18%, gross profit increased $49 million, or 21%, operating expenses increased $14 million, or 13% and operating income increased $34 million, or 33%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $444 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.60 per gallon during the third quarter of 2015, compared to $2.65 per gallon during the third quarter of 2014.

•
Partially offsetting the decline was an increase in motor fuel gallons sold of 4%, which increased motor fuel operating revenues by $58 million. The increase in motor fuel gallons sold resulted primarily from our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores and an overall increase in motor fuel demand, partially offset by a decline in volume attributable to our recently divested retail sites.

•
Our merchandise revenues increased $35 million primarily as a result of our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores as well as an overall increase in our same store merchandise sales.

Gross profit

•
An increase in motor fuel gross profit of $33 million primarily due to a $0.07 increase in our motor fuel CPG gross profit. The increase in CPG gross profit was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Partially offsetting the increase to motor fuel gross profit was the effect of payments to CrossAmerica. As discussed in Note 7, CST paid CrossAmerica $1 million related to fuel distribution agreements for Nice N Easy and Landmark convenience stores and $4 million to CrossAmerica related to its investment in CST Fuel Supply.

•	Our merchandise gross profit increased $14 million primarily from our acquisitions and an increase in our same store sales.
Operating expenses

•	Operating expenses increased $14 million, primarily as a result of our acquisitions and the impact to rent expense from the NTI sales discussed in Note 2.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating revenues declined $1.2 billion, or 20%, gross profit increased $78 million, or 14%, operating expenses increased $33 million, or 10% and operating income increased $47 million, or 26%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $1.4 billion of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.66 per gallon during the first nine months of 2015, compared to $2.70 per gallon during the first nine months of 2014.

•
Partially offsetting the decline was an increase in motor fuel gallons sold of 3%, which increased motor fuel operating revenues by $130 million. The increase in motor fuel gallons sold resulted primarily from our acquisitions of Nice N Easy and the Landmark convenience stores and an overall increase in motor fuel demand, partially offset by a decline in volume attributable to our recently divested retail sites.

•
Our merchandise revenues increased $94 million primarily as a result of our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores as well as an overall increase in our same store merchandise sales.

Gross profit

•
An increase in motor fuel gross profit of $46 million primarily due to a $0.03 increase in our motor fuel CPG gross profit. The increase in CPG gross profit was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Partially offsetting the increase to motor fuel gross profit was the effect of payments to CrossAmerica. As discussed in Note 7, CST paid CrossAmerica $3 million related to fuel distribution agreements with Nice N Easy and Landmark convenience stores and $6 million related to its investment in CST Fuel Supply.

•
Our merchandise gross profit increased $28 million primarily from our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores as well as an overall increase in our same store merchandise sales.

Operating expenses

•	Operating expenses increased $33 million, primarily as a result of our acquisitions.
Depreciation, amortization and accretion

•	Depreciation, amortization and accretion increased $7 million as a result of our NTIs and our acquisitions.
Gain on sale of assets, net resulting from our network optimization program

•	We completed the sale of 25 convenience stores in the first nine months of 2015 primarily related to our previously announced network optimization program and recognized a gain of $7 million.

Canadian Retail
The following tables highlight the results of operations and certain operating metrics of our Canadian Retail segment, which we expressed in U.S. dollars, except for retail site counts and motor fuel gallons. The narrative following these tables provides an analysis of the results of operations of that segment (which are expressed in millions of U.S. dollars, except where indicated and except for the number of retail sites, per site per day and per gallon amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues:
Motor fuel	$734	$1,067	$2,178	$3,093
Merchandise	65	72	180	191
Other	66	92	269	381
Total operating revenues	$865	$1,231	$2,627	$3,665
Gross profit:
Motor fuel	$61	$69	$170	$180
Merchandise	18	19	49	52
Other	13	15	57	63
Total gross profit	92	103	276	295
Operating expenses:
Operating expenses	51	61	160	179
Depreciation, amortization and accretion expense	9	9	28	27
Operating income	$32	$33	$88	$89

Total retail sites (end of period):
Company-operated (fuel and merchandise)	291	282	291	282
Commission agents (fuel only)	497	501	497	501
Cardlock (fuel only)	72	73	72	73
Total retail sites (end of period)	860	856	860	856

Average retail sites during the period:
Company-operated (fuel and merchandise)	292	281	293	277
Commission agents (fuel only)	496	500	495	499
Cardlock (fuel only)	72	73	72	74
Average retail sites during the period	860	854	860	850

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,270	3,370	3,188	3,244
Motor fuel sales (per site per day)	$9,273	$13,569	$9,279	$13,330
Motor fuel gross profit per gallon, net of credit card fees	$0.237	$0.260	$0.227	$0.239

Company-operated retail site statistics:
Merchandise sales (per site per day)	$2,442	$2,767	$2,262	$2,518
Merchandise gross profit percentage, net of credit card fees	27.1%	26.6%	27.0%	27.5%

Canadian Retail (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Company-operated statistics(a)	2015	2014	2015	2014
Retail sites:
Beginning of period	292	279	293	272
NTIs	—	2	2	3
Acquisitions	—	—	—	4
Conversions, net(b)	—	1	—	3
Closed or divested	(1)	—	(4)	—
End of period	291	282	291	282

Average foreign exchange rate for $1 CAD to USD	0.76373	0.91065	0.79413	0.91497

Same store information ($ amounts in CAD) (c),(d):
Company-operated retail sites	273	273	265	265
NTIs included in same store information	24	24	23	23
Motor fuel sales (gallons per site per day)	3,483	3,637	3,411	3,517
Motor fuel gross profit per gallon, net of credit card fees	$0.333	$0.316	$0.333	$0.304
Merchandise sales (per site per day)	$3,188	$3,061	$2,892	$2,780
Merchandise gross profit percent, net of credit card fees	27.2%	26.7%	27.1%	27.6%
Merchandise sales, ex. cigarettes (per site per day)	$1,640	$1,560	$1,479	$1,410
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	36.8%	36.1%	36.4%	36.7%
Merchandise gross profit dollars	$22	$21	$57	$56
Other services operating revenues(e)	$4	$4	$14	$12

NTI information ($ amounts in CAD)(c),(f):
Company-operated retail sites at end of period	35		35
Company-operated retail sites (average)	35		35
Motor fuel sales (gallons per site per day)	5,080		4,957
Merchandise sales (per site per day)	$3,592		$3,134
Merchandise gross profit percent, net of credit card fees	27.4%		27.2%
Merchandise sales, ex. cigarettes (per site per day)	$1,982		$1,721
Merchandise gross profit percent, net of credit card fees and ex. cigarettes	33.9%		35.3%

Canadian Retail (continued)

Commission agent statistics(a)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Retail Sites:
Beginning of period	495	498	495	499
New dealers	3	5	6	9
Conversions, net(b)	—	(1)	—	(3)
Closed or de-branded	(1)	(1)	(4)	(4)
End of period	497	501	497	501

Same Store Information(d):
Retail sites	472	472	465	465
Motor fuel sales (gallons per site per day)	2,871	2,933	2,695	2,739
Notes to Canadian Retail Statistical Table

(a)
Company-operated retail sites sell motor fuel and merchandise. The company sells only motor fuel at commission agent sites. We do not currently distinguish between core and non-core stores in our Canadian Retail segment. All sites in our Canadian Retail segment are core stores.

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

(e)	Other services include revenues from car wash sales and commissions from lottery, air/water/vacuum services, video and game rentals and access to ATMs.

(f)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. NTIs exclude commission agents. This information is being presented to enable a comparison of the business metrics of our NTIs to our total core store operating statistics. As of September 30, 2015, approximately 49% of the total NTIs were opened in the last two years, which we generally consider to be a development period before the NTIs achieve their full potential. Prior year information is not comparable given the increase in the number of NTIs and the timing of when they were opened, and is therefore not presented.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating revenues declined $366 million, or 30%, gross profit declined $11 million, or 11%, operating expenses declined $10 million, or 16%, and operating income declined $1 million, or 3%.
Significant items impacting these results included:
Operating revenues

•
A decline of $145 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.76 during the third quarter of 2015, and equal to U.S. $0.91 during the third quarter of 2014, representing a decrease in value of 16%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $221 million. This decrease was primarily attributable to:

◦
A $172 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $2.16 per gallon during the third quarter of 2015, compared to $3.01 per gallon during the third quarter of 2014.

◦
A $39 million decline attributable to a 3% decrease in the volume of motor fuel we sold mainly related to the timing of certain marketing promotions, competition and reduced volumes associated with a weakening economy.

◦
An increase in merchandise revenues of $6 million, primarily from an increase of nine NTI company-operated convenience stores through the third quarter of 2015 compared to the same period of the prior year as well as an increase in same store sales.

◦	A decline of $15 million primarily related to our home heating business due to a decline in price.
Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in a $18 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $5 million driven primarily by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Operating expenses

•
Operating expenses declined 16% primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $1 million, primarily as a result of an increase in the number of company-operated convenience stores during the third quarter compared to the same period of the prior year resulting from NTI openings.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating revenues declined $1.0 billion, or 28%, gross profit declined $19 million, or 6%, operating expenses declined $19 million, or 11%, and operating income declined $1 million, or 1%.
Significant items impacting these results included:
Operating revenues

•
A decline of $340 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.79 during the first nine months of 2015, and equal to U.S. $0.91 during the first nine months of 2014, representing a decrease in value of 13%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $698 million. This decrease was primarily attributable to:

◦
A $658 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $2.14 per gallon during the first nine months of 2015, compared to $3.05 per gallon during the first nine months of 2014.

◦
Partially offsetting this decrease was an increase of $20 million attributable to an increase in the volume of motor fuel that we sold as a result of the addition of 10 retail sites on average over the applicable period.

◦	Our heating oil revenues decreased $77 million primarily due to a decline in price.

◦
An increase in merchandise revenues of $18 million, primarily from an increase of nine NTI company-operated convenience stores through the first nine months of 2015 compared to the same period of the prior year as well as an overall increase in our merchandise sales.

Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in a $44 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $18 million driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The increase in merchandise gross profit was driven by the increase in our average company-operated convenience store count.

Operating expenses

•
Operating expenses declined $19 million primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $6 million, primarily as a result of an increase in the number of company-operated convenience stores during the first nine months of 2015 compared to the same period of the prior year.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica. We completed the GP Purchase on October 1, 2014. CrossAmerica is presented excluding the accounting purchase price adjustments to be consistent with how our management reviews its results. The impact of these purchase accounting adjustments is to increase depreciation, amortization and accretion expense by $4 million and $20 million for the three and nine months ended September 30, 2015, respectively. Approximately 84% and 91% of CrossAmerica’s operating results are attributable to noncontrolling interest for the three and nine months ended September 30, 2015, respectively. All transactions between our U.S. Retail segment and CrossAmerica are eliminated from our consolidated financial statements. CrossAmerica is a publicly traded Delaware limited partnership and its units are listed for trading on the New York Stock Exchange under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the U.S. Securities and Exchange Commission, where additional information about its results of operations can be found and should be read in conjunction with the table below (millions of dollars).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues	$625	$828	$1,751	$2,074
Cost of sales	577	792	1,630	1,994
Gross profit	48	36	121	80

Income from CST Fuel Supply	4	—	6	—
Operating expenses:
Operating expenses	16	13	46	22
General and administrative expenses	10	7	29	22
Depreciation, amortization and accretion expense	13	8	36	22
Total operating expenses	39	28	111	66
Gain on sales of assets, net	2	—	2	1
Operating income (loss)	15	8	18	15
Interest expense	(5)	(5)	(14)	(13)
Income (loss) before income taxes	10	3	4	2
Income tax expense (benefit)	—	1	3	5
Consolidated net income (loss)	10	4	7	7
Net income (loss) available to CrossAmerica limited partners	$10	$4	$6	$7
We have quantified the effects of CrossAmerica to specific income statement line items in our consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable to CST are then discussed.
As discussed above, we evaluate the performance of our CrossAmerica segment before the effects of purchase accounting. However, approximately $327 million of the purchase price was allocated to goodwill. The fair value of CrossAmerica was based on its enterprise value on the date of acquisition as principally determined by the closing price of its common units trading on the New York Stock Exchange ($33.97 per share). Therefore, a future sustained decline in the enterprise value of CrossAmerica could result in an impairment to part or all of the associated goodwill.

All of the goodwill derived from the GP Purchase, which is $327 million, was allocated among two reporting units that comprise the CrossAmerica segment. These reporting units are CrossAmerica’s retail and wholesale operations. Our annual test for impairment of goodwill has historically been performed as of October 1 of each year. However, beginning in the last half of 2014, there were severe disruptions in the crude oil commodities markets that contributed to a significant decline in CrossAmerica’s common unit price. As a result, during the third quarter of 2015, CrossAmerica’s equity market capitalization fell below its net asset value at the time of the GP Purchase. We deemed this to be an indicator that goodwill may be impaired, and accordingly, we performed a step one analysis pursuant to ASC 350 to evaluate the potential impairment of our goodwill within the CrossAmerica reporting units as of September 30, 2015. Based on this analysis, we determined that the fair value exceeded the carrying value of each of the CrossAmerica reporting units and accordingly, the goodwill was not impaired. In connection with our annual impairment test in the fourth quarter of 2015, we will consider any new facts and circumstances to determine if an additional step one or step two analysis is required pursuant to ASC 350.
The goodwill allocated to the wholesale and retail reporting units was $312 million and $74 million, respectively, at September 30, 2015. The fair value of our wholesale reporting unit exceeded its carrying value by slightly less than 10%, while the fair value of our retail reporting unit exceeded its carrying value by slightly more than 10%. For purposes of our interim goodwill impairment test, the fair value of each reporting unit was estimated based on an income and market approach. The income approach estimated the fair value of each reporting unit based on the present value of expected future cash flows, with the present value determined using discount rates that reflected the risk inherent in the assets and risk premiums that reflected the volatility in our industry and the financial markets. Any change in estimated future cash flows or risk premiums could have a negative effect on these assumptions and the resulting estimated fair value of our reporting units. The market approach estimated fair value based on observable market transactions.
In connection with our annual impairment test in the fourth quarter of 2015, we will consider any new facts and circumstances to determine if an additional step one or step two analysis is required pursuant to ASC 350.
Outlook
U.S. Retail
Global energy markets, including wholesale and retail motor fuel prices, have been volatile year-to-date and we expect this trend to continue, which may impact our operating results in the fourth quarter of 2015.
We continue to operate in a very competitive retail environment with intense competition for market share from our industry peers, high volume retailers and retailers that are attracting consumers with cross promotional programs (e.g. grocers and convenience channels). We believe that our experience allows us to effectively compete in the markets in which we operate. Our scale, distribution capabilities, private label penetration and experienced team members in our stores enable us to offer a delightful, convenient shopping experience favored by today’s consumer. Our systems and processes enable us to vary the merchandise offering and retail prices by location in order to better serve our local customers and maximize gross profit dollars. We plan to continue our ambitious NTI growth strategy by adding up to 35 new stores in 2015, expanding our network market share and growing our Corner Store brand value. Our NTI stores have almost double the square footage compared to our average legacy store, which allows us the space and flexibility to expand our merchandise mix and fresh food offerings. Additionally, we believe the industry will continue to consolidate, and we believe we are competitively positioned to capitalize on opportunistic acquisitions. Our recent acquisitions allow us to take advantage of best practices and processes discovered in the acquired companies, presenting opportunities for further strengthening our legacy store network. We also believe that there is an opportunity to enhance our offering to our customers through more grocery items and expanded food service offerings. While currently representing a limited amount of our retail motor fuel supply, we have expanded our fuel offering into a wider portfolio of brands, including both Shell and Phillips 66, which allows us to gain insight into expanded marketing tools that impact consumer behavior, such as loyalty programs.
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
Our reported results were negatively impacted by the unfavorable reduction in the value of the Canadian dollar relative to the U.S. dollar versus the corresponding periods. Due to the differential between exchange rates currently in effect and those in effect at the same time last year, we believe the reported results may continue to compare unfavorably to the prior corresponding periods due to lower exchange rates in the near term.
CrossAmerica
We expect our total fuel volume to continue to increase, as compared to the prior year, for the remainder of 2015, primarily driven by our existing acquisitions. Furthermore, based on available industry data, monthly gasoline consumption in the United States increased by 3% during the first seven months of 2015 compared with the same period during 2014. U.S. gasoline consumption growth reflects strong growth in employment and lower gasoline prices and continued strength in gasoline exports. Regular gasoline retail prices fell across all regions in September, after refinery outages in the Midwest eased and imports of gasoline into the West Coast increased supplies in that region. U.S. average regular gasoline retail prices fell from $2.64 per gallon in August to $2.37 per gallon in September. Based on our analysis of available industry data, gasoline prices are expected to fall from current levels, with the U.S. regular gasoline price averaging $2.03 per gallon in December 2015.
Volume growth in 2015 has been led by motor gasoline, which increased by 190,000 barrels per day (2.1%) following the growth of 80,000 barrels per day (0.9%) in 2014. Forecast gasoline volumes average 9.1 million barrels per day in 2015, the highest level since the peak of 9.3 million in 2007. Although total nonfarm employment and total highway travel have increased by 2.9% and 3.4%, respectively, over the past eight years, improving vehicle fuel economy has steadily contributed to lower gasoline consumption. Forecasted gasoline consumption remains flat in 2016, as a long-term trend toward vehicles that are more fuel efficient offsets the effect of continued economic growth on highway travel.
We expect rent income to increase in 2015 as a result of our acquisition activities. We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and our ability to finance such acquisitions on favorable terms.

Liquidity and Capital Resources
Capital Structure
CST and CrossAmerica maintain separate debt and equity capital structures. As such, CST and CrossAmerica each maintain credit facilities with separate covenants and restrictions. In addition, CST has outstanding publicly registered 5% senior notes due 2023, the terms of which are covered by a bond indenture. CST’s subsidiary that owns 100% of the membership interests in the General Partner of CrossAmerica has been designated an “unrestricted” subsidiary under this bond indenture and there are no guarantees of outstanding debt between CST and CrossAmerica. However, the IDRs and any current and future limited partnership equity interests acquired and owned by CST are considered collateral under CST’s revolving credit agreement.
Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2015 was $340 million compared to $293 million for the nine months ended September 30, 2014. Changes in cash provided by or used for working capital are shown in Note 14 of the notes to the consolidated financial statements included elsewhere in this quarterly report.
Net cash used in investing activities for the nine months ended September 30, 2015 was $369 million compared to $198 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities for the nine months ended September 30, 2015 was related to our acquisitions.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $135 million compared to net cash used in financing activities of $42 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had net proceeds under the CrossAmerica revolving credit facility of $150 million, spent $65 million on our share repurchase program, $15 million for the payment of dividends on CST common stock, $41 million for the payment of CrossAmerica distributions and payments of $34 million on our term loan. Additionally, during the second and third quarters of 2015, CrossAmerica closed on the sale of 4.8 million common units for net proceeds of $145 million and used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility.
Non–GAAP Measures
Adjusted EBITDA is a non-U.S. GAAP financial measure that represents net income before income taxes, interest expense, depreciation, amortization and accretion expense and asset impairments. EBITDAR is a non-U.S. GAAP financial measure that further adjusts Adjusted EBITDA by excluding minimum rent expense. We believe that Adjusted EBITDA and EBITDAR are useful to investors and creditors in evaluating our operating performance because (a) they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail operations; and (b) securities analysts and other interested parties use such calculations as a measure of financial performance. Adjusted EBITDA and EBITDAR do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA and EBITDAR have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP.
The following table presents a reconciliation of net income to Adjusted EBITDA and EBITDAR (in millions):

	Three Months Ended September 30,
	2015
	CST	CrossAmerica	Total Consolidated	2014
Net income (loss)	$85	$5	$90	$63
Interest expense	10	5	15	10
Income tax expense	45	—	45	33
Depreciation, amortization and accretion	34	17	51	31
Asset impairments	—	—	—	2
Adjusted EBITDA	174	27	201	139
Minimum rent expense(a)	11	5	16	5
EBITDAR	$185	$32	$217	$144
(a) Minimum rent expense is defined in the CST Credit Facility as rent expense accrued during the period in accordance with U.S. GAAP, less contingent rentals.

	Nine Months Ended September 30,
	2015
	CST	CrossAmerica	Total Consolidated	2014
Net income (loss)	$124	$(9)	$115	$106
Interest expense	30	14	44	30
Income tax expense	66	(7)	59	54
Depreciation, amortization and accretion	100	56	156	92
Asset impairments	—	—	—	2
Adjusted EBITDA	320	54	374	284
Minimum rent expense(a)	28	16	44	13
EBITDAR	$348	$70	$418	$297
(a) Minimum rent expense is defined in the CST Credit Facility as rent expense accrued during the period in accordance with U.S. GAAP, less contingent rentals.
Debt
As of September 30, 2015, our consolidated debt consisted of the following (in millions):

CST debt:(a)
Revolving credit facility	$—
Term loan due 2019	419
5.00% senior notes due 2023	550
Total CST debt	$969
CrossAmerica debt:(b)
Revolving credit facility	$350
Other	27
Total CrossAmerica debt	$377
Total consolidated debt outstanding	$1,346
Less current portion:
CST	63
CrossAmerica	5
Consolidated debt, less current portion	$1,278
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
CST maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $300 million. The credit facility is secured by substantially all of the assets of CST and its subsidiaries. As of September 30, 2015, CST’s borrowings had an interest rate of 1.70%. As of September 30, 2015, after taking into account letters of credit and the maximum lease adjusted leverage ratio constraints on borrowing availability, approximately $296 million was available for future borrowings. The credit facility contains certain customary representations and warranties, covenants and events of default. Our credit facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of September 30, 2015, we were in compliance with these financial covenant ratios.
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. CrossAmerica’s borrowings had an interest rate of 2.70% as of September 30, 2015. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under this revolving credit facility, after letters of credit of $16 million and covenant constraints, was $125 million at September 30, 2015. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least

$20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of September 30, 2015, CrossAmerica was in compliance with these financial covenant ratios.
Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve, renovate and remodel our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In the first nine months of 2015, our sustaining capital expenditures also include $16 million related to the improvement of our distribution warehouse and adjoining offices. We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facilities to continue to operate and grow our business for the next twelve months.
Subsequent to the GP Purchase, we intend to utilize CrossAmerica’s capital structure (through debt and equity issuances) to help fund our NTI and acquisition growth activities. Subject to the approval of the independent conflicts committee of the general partner of CrossAmerica and market conditions permitting, CST intends, from time to time, to sell a portion of its existing wholesale fuel supply business to CrossAmerica, by selling equity interests in the subsidiary that conducts this business. We expect that CrossAmerica will pay fair market value for these equity interests in cash and limited partnership units.
In January 2015 and July 2015, we closed on the sale of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply to CrossAmerica. See Note 2 for additional information.
During the first nine months of 2015, we completed nine NTIs in the U.S., which are located in Texas and Arizona. In Canada, we completed two NTIs, which are located in the Greater Toronto area and Quebec.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the nine months ended September 30, 2015 and 2014. The table includes the elimination of acquisitions between CST and CrossAmerica including the sale of fuel supply interest and NTI sales (in millions):

	Nine Months Ended September 30,
	2015	2014
U.S. Retail Segment
NTI	$149	$87
Acquisitions	22	—
Sustaining capital	55	79
	$226	$166
Canadian Retail Segment
NTI	$12	$12
Acquisitions	—	7
Sustaining capital	17	16
	$29	$35
CrossAmerica
Sustaining capital	$1	$—
Acquisitions(a)	174	—
	$175	$—

Total consolidated capital expenditures and acquisitions	$430	$201
(a) Cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interest and sales of NTIs, are eliminated from the statements of cash flows.
CST expects total capital expenditures for the U.S. Retail and Canadian Retail segments for 2015 to be in the range of $350 million to $400 million.

Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of September 30, 2015, $254 million of cash was held in Canada. We intend to reinvest earnings indefinitely in our Canadian operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations.
Cash Held by CrossAmerica
As of September 30, 2015, $2 million of cash was held by CrossAmerica.
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

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
March 31, 2015	March 31, 2015	April 15, 2015	$0.0625	$5
June 30, 2015	June 30, 2015	July 15, 2015	$0.0625	$5
September 30, 2015	September 30, 2015	October 15, 2015	$0.0625	$5
CrossAmerica Distributions
Quarterly distribution activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2014	March 9, 2015	March 17, 2015	$0.5425	$13
March 31, 2015	June 15, 2015	June 19, 2015	$0.5475	$14
June 30, 2015	September 4, 2015	September 11, 2015	$0.5625	$18
September 30, 2015	November 18, 2015	November 25, 2015	$0.5775	$19	(a)
(a) Calculated based on shares outstanding as of November 4, 2015.
The amount of any distribution is subject to the discretion of the Board of Directors of CrossAmerica’s General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the nine months ended September 30, 2015, CrossAmerica distributed $5 million to us with respect to our ownership of common units.

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
For the nine months ended September 30, 2015, CrossAmerica distributed $1 million to us with respect to our investment in the IDRs.
CST Stock Repurchase Plan
For the nine months ended September 30, 2015, we purchased 1,592,477 common shares for approximately $64 million under our stock repurchase program. There have been no repurchases of CST stock under this stock repurchase program subsequent to September 30, 2015. The following table shows our share repurchase activity since inception of the plan through September 30, 2015:

Quarter Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased	Amount Remaining under the Plan
December 31, 2014	501,750	$42.98	$21,564,669	$178,435,331
March 31, 2015	334,584	$41.98	$14,044,494	$164,390,837
June 30, 2015	369,348	$40.20	$14,848,306	$149,542,531
September 30, 2015	888,545	$39.56	$35,151,634	114,390,897
	2,094,227		$85,609,103
CST Purchases of CrossAmerica Common Units
The following table shows the purchases by CST of CrossAmerica common units registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Units Purchased(a)	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Plan
September 1 – September 30, 2015	170,374	$23.12	$3,938,622	$46,061,378
Total	170,374	$23.12	$3,938,622	$46,061,378

(a)
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through November 4, 2015, CST purchased $11.9 million, or 484,597 common units, at an average price of $24.49 per common unit.

CrossAmerica Common Unit Repurchase Program
On November 2, 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST.
Drop Down of CST Wholesale Fuel Supply Equity Interests and NTI Convenience Stores
In January 2015 and again in July 2015, we closed on the sales of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply to CrossAmerica. We also closed on the sale of 29 NTIs to CrossAmerica in July 2015. See Note 2 for additional information.
Acquisition of Landmark
In January 2015, CST jointly purchased with CrossAmerica 22 convenience stores from Landmark. See Note 2 for additional information.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets. See Note 2 for additional information.
Acquisition of One Stop
In July 2015, CrossAmerica closed on the purchase of 41 company-operated convenience stores from One Stop, along with four commission agent sites and certain related assets. See Note 2 for additional information.

New Accounting Policies
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16-Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The guidance is to be applied on a prospective basis to adjustments to provisional amounts that occur after the effective date. This guidance is effective January 1, 2016 with early adoption permitted for financial statements that have not yet been made available for issuance. The Company has elected early adoption of the updated accounting standard, noting that although management has made adjustments to provisional amounts recognized in prior business combinations, those adjustments have not been material and would not have resulted in retrospective application. As such, early adoption of this guidance does not have a significant impact on the financial statements.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. If the guidance were applicable at September 30, 2015, other noncurrent assets and long-term debt would be lower by $20 million.
In February 2015, the FASB issued ASU 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships and other similar entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a full retrospective or a modified retrospective approach to adoption. Early adoption is also permitted. The adoption of this guidance will not result in a change to our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. Early adoption is permitted, but no earlier than January 1, 2017. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
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
There have been no material changes to our critical accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $419 million, five-year, amortizing term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $300 million, and any borrowings would bear interest at variable rates. As of September 30, 2015, the borrowing rate on the term loan was 1.70% (LIBOR plus a margin of 1.50%). A one percentage point change in the average interest rate would impact annual interest expense by approximately $4 million.
As of September 30, 2015, CrossAmerica had $350 million outstanding under its revolving credit facility. Outstanding borrowings bear interest at LIBOR plus a margin of 2.50%. These borrowings had an interest rate of 2.70%. A one percentage point change in CrossAmerica’s average rate would impact annual interest expense by approximately $4 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged or managed our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percentage decline in the 2015 weighted average exchange rate would have no material impact to our September 30, 2015 net income. As of September 30, 2015, $254 million of cash was held in Canada, of which $151 million is held in U.S. denominated bank accounts to mitigate exposure to foreign currency exchange rate changes.
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2015.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting for the year ended December 31, 2014 excluded the internal control over financial reporting of CrossAmerica GP LLC (formerly Lehigh Gas GP LLC) and its subsidiaries, which we acquired on October 1, 2014, and of Nice N Easy, the operations of which we acquired on November 3, 2014. CrossAmerica GP LLC is the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), which is a consolidated variable interest entity of CST Brands, Inc. Our evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting also excludes the internal control over financial reporting of CrossAmerica Partners LP. The CrossAmerica GP LLC, Nice N Easy and CrossAmerica Partners LP consolidated acquisitions contributed approximately 5 percent of our total operating revenues for the year ended December 31, 2014 and accounted for approximately 33 percent of our total assets as of December 31, 2014. We plan to fully integrate CrossAmerica GP LLC, Nice N Easy and CrossAmerica Partners LP into our internal control over financial reporting in 2015.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica’s Form 10-Q for the quarter ended September 30, 2015, there were no changes in its internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except for its acquisition of Erickson effective February 12, 2015 and the acquisition of One Stop effective July 1, 2015. The internal controls over financial reporting of Erickson and One Stop are anticipated to be excluded from a formal evaluation of effectiveness of CrossAmerica’s disclosure controls and procedures as of December 31, 2015.
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
During the third quarter of 2015, we purchased shares of our common stock totaling $35 million. The following table contains information about those purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount that May Yet Be Spent Under the Plan
July 1-31, 2015	888,545	$39.56	888,545	$114,390,897
August 1-31, 2015	—	$—	—	$114,390,897
September 1-30, 2015	—	$—	—	$114,390,897
Total	888,545		888,545

(a)
Amount potentially includes shares withheld in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.

CST Purchases of CrossAmerica Common Units
The following table shows the purchases by CST of CrossAmerica common units registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Units Purchased(a)	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Plan
July 1 – July 31, 2015	—	$—	$—	$—
August 1 – August 31, 2015	—	$—	$—	$—
September 1 – September 30, 2015	170,374	$23.12	$3,938,622	$46,061,378
Total	170,374	$23.12	$3,938,622	$46,061,378

(a)
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to repurchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through November 4, 2015, CST purchased $11.9 million, or 484,597 common units, at an average price of $24.49 per common unit.

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
Date: November 6, 2015