Form 10-K
period 2015-12-31
CST BRANDS, INC.
filed 2016-02-19
CIK 1562039

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $3.0 billion based on the last sales price quoted as of June 30, 2015 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 17, 2016, 75,615,939 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this annual report. This annual report includes forward-looking statements, including in the sections entitled “Business, Risk Factors and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero Energy Corporation (“Valero”), the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

•	future retail gross profits, including gasoline, diesel, heating oil and convenience store merchandise gross profits;

•	our anticipated level of capital investments and the effect of these capital investments on our results of operations;

•	anticipated trends in the demand for, and volumes sold, of gasoline, diesel and heating oil globally and in the regions where we operate;

•	expectations regarding environmental, tax and other regulatory initiatives; and

•	the effect of general economic and other conditions on retail fundamentals.
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

•	significant increases in statutory minimum wage;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	severe or unfavorable weather conditions;

•	dependence on senior management and the ability to attract and retain qualified employees;

•	inability to build or acquire and successfully integrate new retail sites;

•	fluctuations in the exchange rate between the United States (“U.S.”) and Canadian currencies;

•	dependence on Valero and other suppliers for motor fuel;

•	dependence on suppliers, including Valero, for credit terms;

•	litigation or adverse publicity concerning food quality, food safety or other health concerns related to our food product merchandise or restaurant facilities;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer, environmental or other litigation;

•	dependence on our IT systems and maintaining data security;

•	acts of terrorism or war;

•	our and CrossAmerica’s access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•	our business strategy and operations and potential conflicts of interest with CrossAmerica;

•	our ability to successfully integrate any acquisition we may make;

•	future income tax legislation;

•	a determination by the Internal Revenue Service (“IRS”) that the spin-off or certain related transactions should be treated as a taxable transaction; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this annual report, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this annual report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

PART I
ABOUT THIS ANNUAL REPORT
We use the following terms to refer to the items indicated:

•
“CST” refers to CST Brands, Inc., a Delaware corporation, and, where appropriate in context, to one or more of CST’s subsidiaries without the inclusion or consolidation of the operations or subsidiaries of CrossAmerica Partners LP. CST includes CST’s ownership of 100% of the equity interests in the general partner of CrossAmerica Partners LP, 100% of the outstanding incentive distribution rights of CrossAmerica Partners LP and any common units of CrossAmerica Partners LP owned by CST, including those received as consideration for the “drop downs” defined below.

•
We refer to CrossAmerica Partners LP (formerly known as Lehigh Gas Partners LP), a Delaware limited partnership, and where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole as “CrossAmerica.”

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

•	The term “rack” refers to the price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal.

•	The term “DTW” refers to dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts.

•	The term “retail site” is a general term that refers to any of the following types of retail locations through which we sell merchandise and/or motor fuel to our customers:

◦	a “convenience store,” which is operated by us and provides motor fuel, food, convenience merchandise items and additional services to our customers;

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

◦
a “lessee dealer,” where CrossAmerica owns or leases the property and then leases or subleases the site to a dealer. The dealer owns and manages all motor fuel and convenience store items and retains motor fuel profits and convenience store profits; or

◦
The term “affiliated dealers” refers to Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC) (“DMS”), an entity associated with Joseph V. Topper, Jr., a member of our Board of Directors and related party. An affiliated dealer is an operator of retail motor fuel stations that purchases all of its motor fuel requirements from CrossAmerica on a wholesale basis under rack plus pricing. Affiliated dealers lease retail sites from CrossAmerica in accordance with a master lease agreement between the affiliated dealers and CrossAmerica.

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

•	The term “drop down” refers to CST’s sale of ownership interests in its U.S. wholesale fuel supply business or its real property of NTIs to CrossAmerica.

•
Incentive distribution rights (“IDRs”) are partnership interests that provide for special distributions associated with increasing partnership distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica.

•
The “GP Purchase” refers to CST’s purchase from Lehigh Gas Corporation (“LGC”) of 100% of the equity interests in Lehigh Gas GP LLC (the “General Partner”), the General Partner of Lehigh Gas Partners LP, a publicly traded limited partnership. After the GP Purchase, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. CrossAmerica’s units trade on the New York Stock Exchange (“NYSE”) under the symbol “CAPL.”

•
The “IDR Purchase” refers to CST’s purchase of all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the IDRs in Lehigh Gas Partners LP.

•
Concurrent with the GP Purchase and IDR Purchase, LGC changed its name to Dunne Manning, Inc. (“DMI”). DMI is a company controlled by Joseph V. Topper, Jr., a member of our Board of Directors and related party.

•
The term “Amended Omnibus Agreement” refers to the Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, DMI, DMS, CST Services LLC and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement, which was executed in connection with CrossAmerica’s initial public offering on October 30, 2012.

CSTTM and CST BrandsTM are trademarks of CST Brands, Inc. Cibolo Mountain®, Corner Store®, Fresh Choices®, Flavors2Go®, U Force®, Ultramart® and Dépanneur du CoinTM are registered trademarks of our wholly owned subsidiary, CST Services LLC. Valero, Diamond Shamrock and Ultramar are trademarks licensed from Valero Energy Corporation. Nice N Easy Grocery Shoppe™ (“Nice N Easy”), Mama Mia’s Classic Pizza® and Easy Street Eatery® are registered trademarks of our wholly owned subsidiary, CAPL Operations I, LLC. Transit Café is trademarked in Canada under our wholly owned subsidiary, CST Canada Co. Other trademarks and trade names in this annual report are the property of their respective owners.
ITEMS 1., 1A., and 2. BUSINESS, RISK FACTORS AND PROPERTIES
Overview
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the spin-off of the retail business of Valero and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
The address of CST’s principal executive offices is One Valero Way, Building D, Suite 200, San Antonio, Texas 78249, and our telephone number is (210) 692-5000. Our common stock trades on the NYSE under the symbol “CST.”
CST is one of the largest independent retailers of motor fuel and convenience merchandise in the U.S. and eastern Canada. Our retail operations include (i) the sale of motor fuel at convenience stores, commission agents and cardlocks, (ii) the sale of food, convenience merchandise items and services at convenience stores, and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers.
On October 1, 2014, CST completed the GP Purchase and the IDR Purchase for $17 million in cash and approximately 2 million shares of CST common stock for an aggregate consideration of approximately $90 million. CST controls the General Partner of CrossAmerica and has the right to appoint all members of the Board of Directors of the General Partner. CrossAmerica is a publicly traded Delaware limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. CrossAmerica also generates revenues from the operation of convenience stores.
We are required to consolidate the financial results of CrossAmerica (see “CrossAmerica Segment” below). CrossAmerica is a separate publicly traded limited partnership and CST receives distributions from CrossAmerica as a result of its ownership of the IDRs and, as of February 17, 2016, owned an approximate 18.7% limited partner interest in CrossAmerica. We believe the execution of our business strategy, in concert with CrossAmerica, will enable CST to benefit from increasing cash flow streams from IDRs and limited partner interests owned as well as cash received as consideration from drop downs.

The address of the principal executive offices of CrossAmerica is 515 Hamilton Street, Suite 200, Allentown, Pennsylvania 18101 and the telephone number is (610) 625-8000. CrossAmerica units trade on the NYSE under the symbol “CAPL.”
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
Our segments consisted of the following operations as of December 31, 2015:

•	U.S. Retail—1,049 company-operated convenience stores located in Arkansas, Arizona, California, Colorado, Louisiana, New Mexico, New York, Oklahoma, Texas and Wyoming;

•
Canadian Retail—869 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec, which consisted of 303 company-operated convenience stores, 494 commission agents and 72 cardlocks; and

•
CrossAmerica—1,075 sites located in 25 states (Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Georgia, North Carolina, Maryland, Delaware, Tennessee, Virginia, Illinois, West Virginia, Minnesota, Michigan, Wisconsin, South Dakota, Indiana, Rhode Island, Colorado and Texas), which consisted of 370 independent dealer sites, 191 sites operated by affiliated dealers, 290 sites operated by lessee dealers, 66 commission agent sites, 115 CrossAmerica company operated retail sites and 43 sites operated by the U.S. Retail segment. Additionally, CrossAmerica receives rental income for sites it owns in Arizona and New Mexico.

Current Developments
U.S. Retail—Strategic Review of California Market
On November 4, 2015, we announced our decision to evaluate strategic options for our California market. The 76 stores included in this market have historically produced strong motor fuel volume sales but consistently fall below the average of our network on merchandise sales and merchandise gross profit dollars because their average square footage is half the average size of convenience stores in our U.S. Retail segment. The smaller store size significantly inhibits our ability to implement our stated retail merchandising strategy and develop the Corner Store brand. Moreover, the smaller average lot size effectively blocks our efforts to expand our store offerings through raze and rebuild efforts on existing sites.
Our NTI growth strategy is focused in those markets where there is a significant new store growth opportunity. Increasing California real estate prices, coupled with a stringent permit and regulatory environment, preclude us from implementing our NTI growth program in California. However, with above average gallons per store per day at many of these retail sites, the California market has been a solid contributor to our consolidated gross profit and, we believe, will provide us with the opportunity to evaluate several strategic options. One of these options is potentially doing a tax efficient like-kind exchange for the assets acquired in the Flash Foods acquisition discussed below. We have engaged a financial advisor and plan to complete our review of the strategic alternatives for the California market during the second quarter of 2016.
U.S. Retail—Real Estate Venture Structure
We are evaluating alternative financial structures to efficiently monetize our NTI real estate and fund our new store growth plan. After reviewing various alternatives, with the assistance of our financial and legal advisors, we have decided to pursue a real estate venture structure to achieve these goals. We expect the venture will initially be established through a contribution of real property associated with recently constructed convenience stores. Beginning in 2017, we expect that new stores will be constructed as build-to-suit locations directly funded by the venture. Subject to approval by our Board of Directors, we expect to announce our venture partner and provide further details of the venture in the second quarter of 2016, closing on the transaction shortly thereafter. There can be no assurance that we will enter into a real estate venture or be able to consummate this transaction. Accordingly, we continue to evaluate other strategic alternatives to monetize our real estate assets, including sale and lease back transactions.
U.S. Retail Subsequent Event—Acquisition of Flash Foods
On February 1, 2016, we closed on the purchase of all of the issued and outstanding equity interests in Flash Foods, LLC, a Georgia limited liability company, Fuel South, LLC, a Georgia limited liability company, Fuel South Express, LLC, a Georgia limited liability company, Bacon Grocery Company, LLC, a Georgia limited liability company, Cowford Holdings, LLC, a Georgia limited liability company, and Kemp Ridge Holdings, LLC, a Georgia limited liability company (collectively, “Flash Foods”) for an aggregate purchase price of approximately $425 million, plus working capital. The closing of the transaction was funded by cash on hand and borrowings under the Company’s revolving line of credit, recently amended to increase borrowing capacity from

$300 million to $500 million. We may recognize certain tax benefits through a like-kind exchange of real property acquired in this transaction with the real property to be monetized related to the California store network strategic review discussed above.
Flash Foods operates 165 convenience stores located in Georgia and Florida, which sell Flash Foods-branded fuel, 21 branded quick service restaurants, a land bank of 13 real estate sites to build NTIs, a merchandise distribution company with a 90,000 square foot distribution center in Georgia and a motor fuel supply company with access to the Colonial and Plantation Pipelines, leased storage and a company owned transportation fleet. This transaction will provide access to the Southeast market, where we believe we can expand NTI development and food and grocery offerings in the existing Flash Food stores.
Available Information
Our internet website is www.CSTBrands.com. Information on our website is not part of this annual report. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our website free of charge, soon after such material is filed or furnished. In this same location, CST also posts its corporate governance guidelines, code of ethics and the charters of the committees of our Board of Directors. These documents are available in print to any stockholder that makes a written request to CST Brands, Inc. Attn: Corporate Secretary, One Valero Way, Building D, Suite 200, San Antonio, Texas 78249.
CrossAmerica’s internet website is www.crossamericapartners.com. Information on this website is not part of this annual report. Annual reports on CrossAmerica’s Form 10-K, quarterly reports on its Form 10-Q and its current reports on Form 8-K filed with (or furnished to) the SEC are available on this website free of charge, soon after such material is filed or furnished. In this same location, CrossAmerica also posts its corporate governance guidelines, code of ethics and the charters of the committees of its Board of Directors. These documents are available in print to any unitholder that makes a written request to 515 Hamilton Street, Suite 200, Allentown, Pennsylvania 18101.
Operations
With 2015 revenues of $11.4 billion, we are one of the largest independent retail and wholesale distributors of motor fuel, convenience merchandise and services in North America. Our operations include retail convenience stores and dedicated wholesale motor fuel supply businesses in the U.S. and Canada that sell motor fuel primarily to our retail sites. Subsequent to the GP Purchase, we control the operations of CrossAmerica, a publicly traded limited partnership, which is primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel.
We believe CST and CrossAmerica have a strong combined footprint with approximately 3,000 retail sites throughout 32 states in the U.S. and six provinces in eastern Canada. Our Corner Store and Corner Store Market convenience store brands in the U.S. Retail segment sell primarily Valero sourced motor fuel and signature products such as Fresh Choices baked and packaged goods. In Canada, we are the exclusive provider of Ultramar motor fuel also primarily purchased from Valero. Our Dépanneur du Coin convenience store brand (in French speaking provinces) and Corner Store convenience store brand (in English speaking provinces), sell signature Transit Café coffee and pastries. CrossAmerica distributes motor fuel at approximately 1,100 retail sites located in 25 states.
CST’s retail sites in the U.S. and Canada sold approximately 1.9 billion and 1.0 billion gallons of branded and unbranded motor fuel, respectively, directly to the public during 2015. Our CrossAmerica segment distributed approximately 1.1 billion gallons during 2015.
We maintain wholesale motor fuel supply businesses in our U.S. Retail and Canadian Retail segments, which purchase motor fuel under long-term supply contracts, primarily with Valero. These businesses primarily sell motor fuel to our retail sites, where it is sold primarily under the Valero, Diamond Shamrock and Ultramar brands. CrossAmerica also sells motor fuel to a limited number of convenience stores in our U.S. Retail segment. CrossAmerica purchases branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded motor fuel suppliers, which provides diversity to our overall motor fuel supply.
When we acquire wholesale fuel and convenience store operations, we generally do not have a predetermined operating or ownership model for these businesses. Generally, wholesale fuel supply operations will be purchased (or subsequently acquired by CrossAmerica) and convenience store operations will be evaluated to determine long-term ownership and operations between our segments. Subsequent to an acquisition, we have an integration team that evaluates the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All retail convenience stores we acquire are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired convenience stores are suitable to be converted and integrated into CST’s core store operating model. We believe it is necessary to differentiate the operating performance between core and non-core stores when presenting our operating statistics because non-core stores are not necessarily reflective of our core business. Key differentiating factors include the following:

•
Non-core merchandising strategies are generally legacy strategies of the former owner, which are different from our core store merchandising strategies, including the offering of our proprietary products and food programs.

•	Non-core sites are independently managed by our integration team whereas our President of Retail Operations oversees all core store operations.

•	Non-core fuel pricing, merchandise supply and labor strategies are different from our core business.
Our business strategy is focused on the following key initiatives:

•	growing organically through the construction of NTIs;

◦	We intend to build a substantial number of NTIs over the next five years as part of our organic growth plan.

◦
To help fund the NTI organic growth program, we expect to leverage our “sponsored MLP” relationship with CrossAmerica, whereby certain CST assets, such as its U.S. Retail wholesale motor fuel supply business, can be dropped down (sold) to CrossAmerica for cash and/or limited partner equity consideration. We completed two drop downs in 2015 and received cash of $142 million, which accounted for approximately 57% of our 2015 NTI capital expenditures.

◦
Additionally, we expect to utilize the real estate venture structure we anticipate consummating in 2016 to provide funding for our NTI builds. Beginning in 2017, we anticipate that the real estate venture structure will build-to-suit our U.S. Retail NTIs.

•	growing our business in existing and new geographic locations through third party acquisitions;

◦
We have completed $265 million of combined acquisition growth with CrossAmerica since the GP Purchase. In addition, the closing of the approximately $425 million Flash Foods transaction discussed above represents CST’s largest acquisition to date and provides us with access to new markets while growing our business in Georgia and Florida.

•	developing and expanding our wholesale fuel distribution business;

◦	Our combined acquisition growth with CrossAmerica is expected to contribute over 200 million gallons of increased annual wholesale motor fuel distribution.

◦	The Flash Foods transaction alone is expected to add an additional 290 million annual gallons to our network.

◦	We intend to leverage CrossAmerica’s multiple motor fuel supply relationships with major integrated energy companies.

•	improving our convenience store profits by developing our convenience store brands and maximizing our merchandise gross profit margin.

◦
We believe that by the end of 2020, our merchandise and service offerings could make up over 70% of our gross profit in our U.S. Retail segment and 50% in our Canadian Retail segment. We believe we can achieve this growth by expanding the merchandise offerings inside our stores, focusing on the higher gross margin food category, fill-in grocery offerings and expanding our successful private label portfolio and improving distribution capabilities to support organic and acquisitive growth.

◦	We recently launched our new store brand, Corner Store Market, which focuses on expanded merchandise and food offerings.

Our Ownership Structure of CrossAmerica
The following condensed and summarized organization chart depicts the ownership structure between CST and CrossAmerica. This chart is not meant to be a complete depiction of the legal structure of CST’s entities. Ownership interests are as of December 31, 2015.

CST Brands, Inc.
NYSE: CST
100% Ownership Interest
100% Ownership Interest
100% Ownership Interest
U.S. Retail
Canadian Retail
CrossAmerica General Partner
18.7% Limited Partner Interest
100% IDR Interest
100% General Partner Interest
0% Economic Interest
Public Unitholders
Joseph V. Topper & Affiliates
56.2% Limited Partner Interest
25.1% Limited Partner Interest
Cross America Partners LP
NYSE: CAPL
Operating Subsidiaries
CST

The 25.1% limited partner interest in CrossAmerica of Joseph V. Topper and affiliates in the table above includes 7,525,000 subordinated units owned, directly or indirectly, by Joseph V. Topper, Jr. and John B. Reilly, III, which are not listed or traded on a public exchange. On February 25, 2016, the first business day after the payment of CrossAmerica’s previously announced distribution of $0.5925 per unit for the fourth quarter of 2015, the subordination period will end. At that time, each outstanding subordinated unit will convert into one common unit.
Drop Down of CST Fuel Supply Equity Interests
In January 2015 and July 2015, we closed on the sale of a 5% and 12.5%, respectively, limited partner equity interest in our U.S. Retail segment’s wholesale motor fuel supply business (“CST Fuel Supply”) to CrossAmerica in exchange for aggregate consideration of $171 million, including 4.8 million common units and cash in the amount of $18 million. As of February 17, 2016, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%. We plan to continue to drop down limited partner equity interests of CST Fuel Supply to CrossAmerica over time. We expect to increase our ownership interest in CrossAmerica’s limited partner units over time as partial consideration for future drop downs, through open market or in private transactions or as settlement for amounts due under the terms of the Amended Omnibus Agreement.
Sale and Lease Back of NTIs
In July 2015, we completed the contribution and sale of 29 NTIs to CrossAmerica in exchange for an aggregate consideration of $134 million on the date of closing, including 0.3 million common units and cash in the amount of $124 million. CrossAmerica leased the real property associated with the NTIs back to us and we will continue to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property at lease inception.

U.S. Retail Segment
Our U.S. Retail segment operations are substantially a company-owned and operated convenience store business. We generate profit on motor fuel sales, food sales and sales of convenience merchandise and services (car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to automated teller machines (“ATMs”)). Our retail sites are operated by company employees.
The following chart depicts how motor fuel and convenience merchandise items are procured and distributed to our convenience stores:

Motor Fuel Suppliers (Primarily Valero)
Grocery and Merchandise Suppliers
Wholesale Fuel Business
Note: CrossAmerica owns 17.5% of this business.
Company Operated Convenience Stores
U.S. Retail

Wholesale Fuel Business
Within the U.S. Retail segment, we have a wholesale fuel business created principally to supply our company owned and operated convenience stores. Our U.S. Retail segment sold 1.9 billion gallons of motor fuel (purchased primarily from Valero) during each of the years ended December 31, 2015, 2014 and 2013. Motor fuel is purchased by our dedicated wholesale fuel business, which we contributed to a limited partnership, CST Fuel Supply, on January 1, 2015. We are the general partner of CST Fuel Supply and control the partnership. CST Fuel Supply owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC, which is a party to the U.S. Fuel Supply Agreements with Valero. CST Marketing and Supply LLC purchased over 99.6% of its motor fuel from Valero in 2015. As of February 17, 2016, CrossAmerica owns 17.5% of CST Fuel Supply.
Our convenience stores purchase substantially all of their motor fuel from CST Fuel Supply at a price reflecting product delivered cost plus a profit margin of approximately $0.05 per gallon. Our convenience stores will purchase, for at least 9 years, no less than 1.57 billion gallons annually of branded and unbranded motor fuel from CST Fuel Supply. Motor fuel is purchased as needed to replenish supply at our convenience stores. In addition to Valero branded motor fuel, CST Fuel Supply also supplies Phillips 66 branded motor fuel to four of our convenience stores. CST Fuel Supply provides unbranded motor fuel to nine of our convenience stores.

CrossAmerica supplies motor fuel to certain of our convenience stores in New York acquired in the Nice N Easy acquisition and 22 of our convenience stores in San Antonio under the Shell brand acquired in the Landmark Industries Stores (“Landmark”) acquisition.
Company-Operated Convenience Stores
As of December 31, 2015, our company operated convenience stores consisted of 1,049 convenience stores, of which 783 were owned sites and 266 were leased sites. Our convenience store buildings average approximately 2,600 square feet and carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. To further differentiate our merchandise offering, we have developed numerous proprietary offerings including made-to-order food offerings and private label items unique to our convenience stores: Corner Store Market, Fresh Choices, U Force, Cibolo Mountain and Flavors2Go. Additionally, after our acquisition of Nice N Easy, we offer Mama Mia’s Classic Pizza and Easy Street Eatery fresh food choices. We plan to introduce the Nice N Easy food programs across selected stores in our network and have recently introduced it in five of our convenience stores in Texas and 3 of our convenience stores in Canada. Most of these proprietary offerings and private label items generate higher gross profits than our non-proprietary merchandise. At some of our convenience stores, we offer a variety of additional products and services, as mentioned above. We offer automated car wash services at 224 of our convenience stores. We also have quick service restaurants (“QSRs”) at 36 of our convenience stores.
We have an agreement with Core-Mark International (“Core-Mark”), which is a leading grocery and merchandise wholesale distributor, to provide us with merchandising expertise, purchasing power and efficient distribution services in our U.S. Retail segment. We own a 212,000 square-foot distribution center in San Antonio, Texas that supplies 605 of our convenience stores, provides us with improved inventory management, allows us to handle a greater product variety and supports the development and growth of our private label packaged goods and fresh food programs. Core-Mark operates our distribution center on our behalf under a management agreement. We own the distribution center’s inventory and pay a fee to Core-Mark for management of the center. We also pay Core-Mark a license fee for use of proprietary software used in operating the center.

Canadian Retail Segment
Our Canadian Retail segment includes company operated convenience stores, commission agents, cardlocks and heating oil operations located in Canada. Our Canadian Retail segment sold 1.0 billion gallons of branded motor fuel (purchased primarily from Valero) during each of the years ended December 31, 2015, 2014 and 2013. Most of our retail sites are located in metropolitan areas where there are high concentrations of consumers and daily commuters. Of these retail sites, 301 are owned and 568 are leased under leases that generally contain renewal options for periods ranging from five to ten years.
The following chart depicts how motor fuel and convenience merchandise items are procured and distributed to our retail sites:

Motor Fuel Suppliers (Primarily Valero)
Grocery and Merchandise Suppliers
Wholesale Fuel Business
Company Operated Convenience Stores
Commission/Agent Sites
Cardlock Sites
Heating Oil Operations
Canadian Retail

Wholesale Fuel Business
Within our Canadian Retail segment, we have a wholesale fuel business that purchases substantially all of our motor fuel from Valero at “per-terminal,” market-based prices. Our wholesale motor fuel business in Canada purchased approximately 92.8% of its fuel from Valero in 2015. In addition to Valero, we purchase motor fuel from other suppliers including Shell and Imperial Oil. Motor fuel is purchased as needed to replenish supply at our retail locations. The cost of motor fuel purchased and used by the downstream operators of the segment does not include a mark-up because 100% of the purchased motor fuel is used by wholly owned and controlled related entities.

Company Operated Convenience Stores
As of December 31, 2015, our Canadian company operated convenience stores consisted of 303 convenience stores, of which 115 were owned sites and 188 were leased sites. In this network, we retain the gross profits on motor fuel sales, food sales and merchandise sales and services, and the retail sites are operated by company employees. Our company owned and operated convenience store buildings average approximately 2,000 square feet.
Our Canadian retail operation sells primarily Ultramar-branded motor fuel, food and convenience merchandise items and other services through convenience stores operated predominantly under the Corner Store brand (in English speaking provinces) and Dépanneur du Coin brand (in French speaking provinces). We operate in six provinces in eastern Canada, with a significant concentration in Québec.
Our convenience stores carry a broad selection of immediately consumable and take-home items, including beverages, tobacco products, snacks, freshly prepared and pre-packaged foods (including sandwiches, salads, pastries and coffee), motor oils and automotive products and general convenience merchandise items. At some of our retail sites, we offer a variety of additional products and services, such as car wash, lottery, air/water/vacuum services for motor vehicles and access to ATMs. We offer automated car wash services at 90 of our retail sites. We have QSRs at 47 of our retail sites.
For grocery supply, we have an agreement with Sobeys Québec Inc. (“Sobeys”), which is a leading grocery wholesale distributor in eastern Canada. Sobeys provides our Canadian Retail segment with merchandising expertise, purchasing power and efficient distribution services.
Commission Agents
As of December 31, 2015, we had 494 commission agent sites. At these locations, we own and control the retail motor fuel activity at the site and we retain the gross profits on motor fuel sales. The convenience store operations at commission agent sites are owned by third parties. We pay these operators a “commission” based on gallons sold to compensate the operator for their motor fuel selling costs. Our commission agent sites consist of the following:

•	411 dealers, where each retail site is typically owned and operated by an independent dealer, and

•	83 agents, where each retail site is generally owned by us but leased and operated by an independent agent.
Cardlock
As of December 31, 2015, we had 72 cardlock sites. Cardlocks are unattended self-service fueling stations that provide motor fuel to fleet customers, such as trucking and other commercial customers. Generally, we own or lease the site and we retain the gross profit on motor fuel sales at these retail sites.
Heating Oil Operations
We supply Ultramar-branded heating oil to residential customers and Ultramar-branded heating oil and motor fuel to commercial customers. Operating revenues from these sales were less than 5% of consolidated operating revenues for the years ended December 31, 2015, 2014 and 2013. These operations are immaterial to our overall results; therefore, they are included within the Canadian Retail segment.
CrossAmerica Segment
As a result of the GP Purchase, we control CrossAmerica’s General Partner and have the right to appoint all members of the Board of Directors of the General Partner. CrossAmerica is managed and operated by the Board of Directors and executive officers of the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not own a majority of CrossAmerica’s outstanding limited partner units. Under U.S. generally accepted accounting principles (“U.S. GAAP”), per the guidance in Accounting Standards Codification (“ASC”) 805–Consolidation, we consolidate the financial results of CrossAmerica with our financial results.
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
CrossAmerica generates cash flows primarily from the wholesale distribution of motor fuel. Gross profits are generated primarily by a per gallon mark-up that is either fixed or variable per gallon, depending on the contract terms. A component of CrossAmerica’s motor fuel gross profit is the discount for prompt payment and other rebates and incentives offered by its suppliers. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of the discounts varies with motor fuel prices. CrossAmerica distributes motor fuel to lessee dealers, independent dealers, affiliated dealers, CST’s U.S. Retail Segment and sub-wholesalers, as well as its retail commission agents and company-operated convenience stores. CrossAmerica distributes branded motor fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf and Citgo brands to its customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. CrossAmerica receives a fixed mark-up per gallon on approximately 87% of its gallons sold (based on 2015 volumes). CrossAmerica receives a variable rate mark-up per gallon on the remaining gallons sold.
CrossAmerica owns and leases real and personal property that it leases or subleases to related parties and third parties to generate cash flows (collectively “real estate activities”). CrossAmerica also generates revenues from the retail sale of motor fuel and the operation of convenience stores.
The following chart depicts how motor fuel is procured and distributed to its classes of business and how convenience merchandise items are procured and distributed to its company owned and operated convenience stores. The chart also depicts the relationship of its real estate business to its retail sites.

Motor Fuel Suppliers
Independent Grocery and Merchandise Suppliers
Wholesale Fuel Business
Independent Dealers
Affiliated Dealers
Lessee Dealers
Commission Agents
CrossAmerica Company Operated Convenience Stores
CST's U.S. Retail Segment
Real Estate Activities
CrossAmerica

For the year ended December 31, 2015, our CrossAmerica segment distributed motor fuel through the following classes of business:

•	Independent dealers—CrossAmerica contracts to exclusively distribute motor fuel to the dealer and the dealer owns the property, all motor fuel and convenience store inventory.

•
Affiliated dealers—sites owned or leased by CrossAmerica and operated by affiliated dealers, where CrossAmerica owns or leases the property and then leases or subleases the site to affiliated dealers. CrossAmerica collects rent income from affiliated dealers and the affiliated dealers own all motor fuel and convenience store inventory and own retail motor fuel profits and convenience store profits.

•
Lessee dealers—sites owned or leased by CrossAmerica and operated by lessee dealers, where CrossAmerica owns or leases the property and then leases or subleases the site to a dealer. The dealer owns all motor fuel and convenience store items and retains motor fuel profits and convenience store profits.

•
Commission agents—sites owned or leased by CrossAmerica and operated by commission agents, where CrossAmerica owns or leases the site to the commission agent, who pays rent to CrossAmerica and operates all the non-fuel related operations at the sites for its own account. CrossAmerica owns the motor fuel inventory at the sites and generates revenue from the retail sale of motor fuel to the end customer. CrossAmerica pays the commission agent a commission for each gallon of motor fuel sold at the site.

•	Company operated convenience stores—sites owned or leased and operated by CrossAmerica.

•	CST’s U.S. Retail segment—43 sites operated by CST, all of which are owned by CrossAmerica.
Approximately 56% of the sites to which CrossAmerica distributes motor fuel are owned or leased by CrossAmerica. In addition, CrossAmerica has agreements requiring the operators of these sites to purchase motor fuel from CrossAmerica.
Market and Industry Trends
We operate within the large and growing convenience store industry, which is highly fragmented. We believe we will continue to benefit from several key market and industry trends and characteristics, including:

•	“small box” retailers, such as convenience stores, meet consumers’ demand for speed and convenience in daily shopping needs;

•	continuing shift of consumer food and general merchandise purchases away from traditional supermarkets and quick service restaurants to convenience stores, hypermarkets and drug stores;

•	changing consumer demographics and eating patterns resulting in more food consumed away from home;

•	highly fragmented nature of the industry providing larger chain operators with significant scale advantage; and

•	continued opportunities to compete more effectively and grow through acquisitions as a result of continued industry consolidation.
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
Trade Names, Service Marks and Trademarks
Our U.S. Retail and Canadian Retail segments sell motor fuel primarily under the Valero and Diamond Shamrock brands in the U.S. and primarily under the Ultramar brand in Canada, all of which are trademarks owned by Valero. The U.S. Fuel Supply Agreements contain customary language granting us the right of non-exclusive use of the Valero-owned trademarks throughout the terms of those agreements. The fuel supply agreements in Canada provide for exclusive use of the Ultramar trademarks.
The Corner Store trademark and a number of other registered trademarks and service marks used in this annual report are the sole property of CST or its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this annual report is owned by such company.
CrossAmerica is a wholesale distributor of motor fuel for various major integrated energy companies and is licensed to resell/market motor fuel under their respective motor fuel brands.
We are not aware of any facts that would negatively affect our continuing use of any trademarks, trade names or service marks.
Environmental Laws and Regulations
We are subject to extensive federal, provincial, state and local environmental laws and regulations, including those relating to underground storage tanks (“USTs”), the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Employees
As of December 31, 2015, we employed 10,923 persons in our U.S. Retail segment, of which approximately 67% were full-time employees. Approximately 93% of our U.S. employees work in our convenience stores and 7% work in our corporate or field offices.
As of December 31, 2015, we employed 3,594 persons in our Canadian Retail segment, of which approximately 44% were full-time employees. Approximately 84% of our Canadian employees work in our convenience stores and 16% work in our corporate or field offices.

The General Partner manages the operations and activities of CrossAmerica. Pursuant to the Amended Omnibus Agreement, employees of CST provide management services to CrossAmerica. As of December 31, 2015, pursuant to the Amended Omnibus Agreement, 77 employees of CST provide management services to CrossAmerica.
As of December 31, 2015, CrossAmerica employed 1,052 persons who provide services to its retail operations.

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
For the year ended December 31, 2015, motor fuel revenue accounted for 80% of total revenues and motor fuel gross profit accounted for 48% of total gross profit. The retail sales prices for our motor fuel are substantially impacted by the price we pay for wholesale motor fuel. Wholesale motor fuel costs are directly related to the price of crude oil and are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. or Canadian dollars relative to other foreign currencies, particularly those of oil producing nations, could significantly affect crude oil prices and, consequently, wholesale motor fuel costs. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, interruptions of fuel production at oil refineries, sustained increase or decrease in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.
Significant increases and volatility in wholesale motor fuel costs could result in an increase in the retail price of motor fuel. Increases in the retail price of motor fuel could impact consumer demand for motor fuel and convenience merchandise. Dramatic increases in oil prices reduce retail motor fuel gross profits, because wholesale motor fuel costs typically increase faster than retailers are able to pass them along to customers. Correspondingly, significant decreases in oil prices and the corresponding decreases in wholesale motor fuel sales prices can result in higher fuel margins. As the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations, we attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in each geographic market in which we operate. As such, our revenues and gross profit for motor fuel can increase or decrease significantly and rapidly over short periods of time. The volatility in crude oil and wholesale motor fuel costs and sales prices makes it extremely difficult to forecast future motor fuel gross profits or predict the effect that future wholesale costs and sales price fluctuations will have on our operating results and financial condition.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” and “—Results of Operations.”
Furthermore, oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross profits and merchandise sales can be subject to seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our motor fuel volumes are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The convenience store industry is highly competitive, and new entrants or increased competition could result in reduced gross profits.
The convenience store industry in the geographic areas in which we operate is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found at our retail sites. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets and club stores, have begun to compete directly with convenience stores, particularly in the sale of motor fuel. These non-traditional motor fuel retailers have obtained a significant share of the motor fuel market, and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and motor fuel sales. Some of our competitors have been in existence longer than us and have greater financial, marketing and other resources than we do. Some of our competitors operate under a different business model than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.
Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel.
A significant portion of our sales involve payment using credit or debit cards. We are assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees would have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases are more expensive as a result of higher motor fuel prices. Such fees may cause even lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition and results of operations.
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
In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit our stores, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect their reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of “green” automobiles (e.g., those automobiles that do not use petroleum-based motor fuel or that are powered by hybrid engines) would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus will positively impact overall gross profit.
Legal, technological, political and scientific developments regarding climate change and fuel efficiency may decrease demand for motor fuel.
Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our major product. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. We may also incur increased costs for our product which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition and results of operations.
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
Our business and properties are subject to extensive local, state, provincial and federal governmental laws and regulations relating to, among other things, environmental conditions, the sale of alcohol, tobacco and money orders, employment conditions, including minimum wage requirements, and public accessibility requirements. The cost of compliance with these laws and regulations could have a material adverse effect on our operating results and financial condition. In addition, failure to comply with local, state, provincial and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business and our operating results.
In certain areas where our retail sites are located, provincial, state or local laws limit the retail sites’ hours of operation or restrict the sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Moreover, in some markets, we are subject to price regulation on products such as gasoline, heating oil, milk, beer and wine. Failure to comply with these laws could adversely affect our revenues and results of operations because these provincial, state and local regulatory agencies have the power to revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties. Moreover, these laws may impact our sales volumes in general, as customers who purchase certain products such as alcoholic beverages typically buy other products when they shop. Laws that curtail the consumer’s ability to buy certain products at our convenience stores may curtail consumer demand for other products that we sell.
Regulations related to wages also affect our business. In addition, if a portion of our workforce were to create or become part of a labor union, we could be forced to increase our compensation levels in order to avoid work disruptions or stoppages. Any appreciable increase in the statutory minimum wage, unionization or changes in qualified/non-qualified criteria of our workforce could result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.
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

We are subject to extensive environmental laws and regulations regulating USTs and vapor recovery systems. Compliance with existing and future environmental laws regulating such tanks and systems may require significant expenditures. In the U.S., we pay fees to state “leaking UST” trust funds in states where they exist. These state trust funds are expected to pay or reimburse us for remediation expenses related to contamination associated with USTs subject to their jurisdiction. Such payments are always subject to a deductible paid by us, specified per incident caps and specified maximum annual payments, which vary among the funds. Additionally, such funds may have eligibility requirements that not all of our sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which could materially, adversely affect our financial condition and results of operations. We can make no assurance that these funds or responsible third parties are or will continue to remain viable. See Note 14 of the notes to consolidated and combined financial statements included elsewhere in this annual report under the caption “Litigation Matters” for a discussion of certain allegations made against us related to the remediation activities of USTs.
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
Severe or unfavorable weather conditions in the regions in which we operate could adversely affect our business.
Our retail sites are located in regions throughout the U.S. and Canada, with a concentration of company-operated sites in Texas and Quebec. Certain regions are susceptible to certain severe weather events, such as hurricanes, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance may also affect our business, financial condition and results of operations.
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
ExxonMobil Corporation (“ExxonMobil”), BP p.l.c. (“BP”) and Motiva Enterprises LLC (“Motiva”) collectively supplied over 80% of CrossAmerica’s motor fuel purchases in 2015. CrossAmerica purchased approximately 30%, 26% and 26% of its motor fuel from ExxonMobil, BP and Motiva, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business.
Pending or future litigation could adversely affect our financial condition and results of operations. Litigation and publicity concerning motor fuel or food quality, health, cybersecurity and other issues could result in significant liabilities or litigation costs and cause consumers to avoid our retail sites.
Convenience store businesses can be adversely affected by litigation and complaints from customers or government agencies resulting from motor fuel or food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Additionally, we may become a party to individual personal injury, off-specification motor fuel, products liability, employee claims, infringement, breach of contract and other legal actions in the ordinary course of our business and we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or specific business practices. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. Additionally, if Valero experienced a major accident or event that resulted in adverse publicity for Valero, we could be similarly affected because Valero supplies substantially all of our motor fuel. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies. Please see Note 14 of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
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
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cyber security attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.
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
Cyber attacks are rapidly evolving and becoming increasingly sophisticated. A successful cyber attack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard against cyber attacks.
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
We reserve for estimated general liability, workers’ compensation, employee work injury liabilities and property loss. Although, we carry comprehensive insurance policies to cover general liabilities, workers’ compensation liabilities, employee work injury liabilities, auto liability, property losses and directors’ and officers’ liabilities, a significant portion of risk is self-insured where the risk may not be insurable or cannot be insured at a reasonable cost. Some losses, such as those resulting from wars or acts of terrorism may not be insurable at any cost. Self-insured losses and uninsurable losses, if large enough, could have a material impact on our results of operations and financial position. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the retailing activities conducted at that property, while remaining obligated for any mortgage debt or other financial obligations related to the property. Any such loss could adversely affect our business, results of operations or financial condition.
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
CST has a significant amount of debt. As of December 31, 2015, we had $1.0 billion of total debt (excluding CrossAmerica debt) and $236 million of availability under the CST revolving credit facility. Our overall leverage and the terms of our financing arrangements could:

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
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, commodity risks and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreement relating to our senior credit facilities and the indenture governing our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we breach our covenants under our senior credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facilities, and the lenders could exercise their rights and we could be forced into bankruptcy or liquidation.
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
CST is not a guarantor of CrossAmerica’s debt obligations; however, CrossAmerica’s ability to comply with the covenants and restrictions contained in its credit agreement may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, its ability to comply with these covenants may be impaired. If CrossAmerica violates any of the restrictions, covenants, ratios or tests in its credit agreement, the debt issued under its credit agreement may become immediately due and payable, and CrossAmerica’s lenders’ commitment to make further loans to it may terminate. CrossAmerica might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, CrossAmerica’s obligations under its credit agreement will be secured by substantially all of its assets, and if it is unable to repay its indebtedness under its credit agreement, the lenders could seek to foreclose on CrossAmerica’s assets securing its debt.
Risks Relating to CST’s Common Stock
The market price of our shares may fluctuate widely.
We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	a shift in our investor base;

•	shareholder activists;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and general economic conditions; and

•	the other factors described in these “Risk Factors” and elsewhere in this annual report.
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
Our ownership of all of the IDRs in CrossAmerica entitles us to receive specified percentages of the amount of cash distributions made by CrossAmerica to its limited partners only in the event that CrossAmerica distributes more than $0.5031 per unit for such quarter. CrossAmerica’s quarterly distribution for the fourth quarter of 2015 was $0.5925 per common unit. If CrossAmerica were to reduce its quarterly distribution to a level at or below $0.5031 per unit, our IDRs would not receive any distributions.
Our IDRs entitle us to receive increasing percentages, up to 50%, of all cash distributed by CrossAmerica. Because CrossAmerica’s distribution rate is currently above the first target cash distribution level on the IDRs, our marginal percentage in CrossAmerica’s distributions is at 25%. During the fourth quarter of 2015, CrossAmerica distributed $1 million to us with respect to the IDRs. There is no guarantee that CrossAmerica’s financial performance will allow it to increase its quarterly distributions beyond the thresholds required to achieve higher marginal percentages of distributions to our IDRs. Further, any reduction in quarterly cash distributions from CrossAmerica would have the effect of disproportionately reducing the distributions that we receive from CrossAmerica based on our IDRs as compared to the other limited partners in CrossAmerica.
If CrossAmerica’s unitholders remove the General Partner, we would lose our General Partner interest in CrossAmerica and the ability to manage CrossAmerica.
We currently manage CrossAmerica through our ownership interest in the General Partner. CrossAmerica’s partnership agreement, however, gives unitholders of CrossAmerica the right to remove the General Partner upon the affirmative vote of holders of 66⅔% of CrossAmerica’s outstanding units, voting as a single class. If the General Partner is removed as General Partner of CrossAmerica, it loses its ability to manage CrossAmerica. As of February 17, 2016, we own approximately 18.7% of the outstanding units in CrossAmerica and, pursuant to a voting agreement with an affiliate of Joseph V. Topper, Jr., a member of the Board, have voting control over an additional approximately 22.5% of the units of CrossAmerica. As a result, we currently have the power to effectively prevent the removal of the General Partner.
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
CrossAmerica’s financial condition or liquidity may deteriorate or its access to capital markets may be limited, and, as a result, CrossAmerica may not be able to purchase assets we intend to offer to CrossAmerica. Therefore, we may not be able to execute our long-term strategic plan of drop downs to CrossAmerica, which we expect to result in increased distributions to CrossAmerica’s unitholders and higher IDR distributions to us. In addition, we may not receive the anticipated proceeds from such drop downs to CrossAmerica and as a result, we may not be able to pursue our growth strategy.
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
The value of our investment in CrossAmerica depends largely on CrossAmerica being treated as a partnership for U.S. federal income tax purposes. The present federal income tax treatment of publicly traded partnerships, including CrossAmerica, or our investment in CrossAmerica, may be modified by administrative rules, legislative actions or judicial interpretation at any time. For example, the Obama administration’s budget proposal for 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such relatively recent legislative proposal would have eliminated the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any legislation will ultimately be enacted. However, it is possible that a change in law could affect us or CrossAmerica and may, if enacted, be applied retroactively.
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
If the IRS were to contest the U.S. federal income tax positions CrossAmerica takes, it may adversely impact the market for CrossAmerica’s common units, and the costs of any such contest would reduce distributable cash flow to CrossAmerica unitholders, including CST as holder of common units and the IDRs.
As part of the Bipartisan Budget Act of 2015, legislation was passed requiring large partnerships to pay federal tax deficiencies at the partnership level, unless the partnership elects to take into account any federal tax deficiency by including the adjustment in the Form K-1s of the partners in the year in which the audit is completed. These rules differ from the current rules which require that the IRS to determine the deficiency at the partnership level, but collect the tax deficiency from the partners directly. The new rules are effective for taxable years beginning after December 31, 2017. Partnerships may elect to apply the rules to years beginning after November 2, 2015. CrossAmerica will evaluate the new audit rules and determine at a later date whether or not to elect early application. CrossAmerica will also determine at a later date whether to pay the tax deficiency, if any, at the partnership level or to include the adjustment in the Form K-1s of the partners.

Risks Relating to the Spin-Off
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

PROPERTIES
We lease approximately 83,000 square feet of office space in San Antonio, Texas from Valero, pursuant to a lease agreement based on market terms, which currently serves as our corporate headquarters. In 2014, we purchased an existing distribution warehouse with adjoining office facilities located in San Antonio. These facilities will allow us to consolidate our distribution center with future corporate service center office space. The warehouse has approximately 413,000 square feet of space, of which we use 212,000 and lease the remainder. The office facilities have approximately 146,000 square feet of office space, which we expect to occupy as our corporate service center beginning in the third quarter of 2016. We believe that our properties and retail sites are generally adequate for our operations and that our retail sites are maintained in a good state of repair.
U.S. Retail Segment
The following table provides the number of our convenience stores in the U.S. Retail Segment by state as of December 31, 2015:

Number of Convenience Stores
Texas	648
Colorado	137
California	76
Arizona	57
New Mexico	37
New York	32
Louisiana	31
Arkansas	26
Wyoming	3
Oklahoma	2
Total	1,049
The following table provides a history of our U.S. convenience stores opened (reflected as NTIs below), acquired and closed or divested for the last three years:

	Year Ended December 31,
	2015	2014	2013
Number at beginning of period	1,021	1,036	1,032
NTIs	31	28	15
Acquisitions	22	32	—
Closed or divested	(25)	(75)	(11)
Number at end of period	1,049	1,021	1,036
In our normal course of business, we evaluate our retail sites for profitability and the costs of maintaining these sites in our store portfolio. As such, it is customary to have store closures and divestitures occur each year. In 2014, we conducted a more in-depth network optimization program and identified certain sites that were candidates for divestiture as a result of being smaller and less profitable than the average convenience stores in our network. We had divested all of these sites by the third quarter of 2015.
Canadian Retail Segment
The following table provides the number and type of our Canadian retail sites by region as of December 31, 2015:

Region	Convenience Stores	Commission Agents	Cardlock	Total
Québec	199	297	40	536
Ontario	29	109	16	154
Maritimes(a)	51	50	11	112
Newfoundland and Labrador	24	38	5	67
Total	303	494	72	869

(a)	Includes the provinces of Nova Scotia, New Brunswick and Prince Edward Island.

The following table provides a history of our Canadian retail sites acquired, opened (reflected as NTIs below), closed, divested or de-branded for the last three years:

	Year Ended December 31,
	2015	2014	2013
Number at beginning of period	861	846	848
NTIs	11	10	7
Acquisitions and new dealers(a)	14	18	21
Closed, divested or de-branded(b)	(17)	(13)	(30)
Number at end of period	869	861	846

(a)
Includes one cardlock site that was built in 2015 and one store that was re-opened in December 2014 after being closed in 2013. Amounts also include one new cardlock that we built and one cardlock we acquired in 2013.

(b)
“De-branded” is a term we use to refer to commission agents where our relationship with the operators of those retail sites is not renewed. Amounts include two, two, and seven cardlock closures in 2015, 2014 and 2013, respectively.

In our normal course of business, we evaluate our retail sites for profitability and the costs of maintaining these sites in our store portfolio. As such, it is customary to have store closures, divestitures and de-branded sites occur.
We lease approximately 69,000 square feet of office space in Montreal, Québec, as well as 6,500 square feet of office space in Dartmouth, Nova Scotia, to support our Canadian operations.
CrossAmerica Segment
The following table shows the aggregate number of sites CrossAmerica owned or leased by class of trade at December 31, 2015:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	151	202	353	44%
Independent dealers	—	—	—	—
CST	74	—	74	9%
Affiliated dealers	97	94	191	24%
Commission agents	47	26	73	9%
Company operated	86	30	116	14%
Total	455	352	807	100%
CrossAmerica conducts business at sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Georgia, North Carolina, Maryland, Delaware, Rhode Island, Colorado, Tennessee, Virginia, Illinois, West Virginia, Minnesota, Michigan, Wisconsin, South Dakota, Indiana, New Mexico, Arizona and Texas.
The following table provides a history of CrossAmerica sites acquired, converted to dealer or sold during 2015:

	Lessee Dealers	CST	Affiliated Dealers	Commission Agents	Company Operated	Total
Number at beginning of period	274	21	200	76	87	658
Acquired	—	53	—	3	106	162
Converted to dealer	79	—	—	(2)	(77)	—
Sold	—	—	(6)	—	(1)	(7)
Other	—	—	(3)	(4)	1	(6)
Number at end of period(a)	353	74	191	73	116	807
(a) This amount excludes 370 independent dealer sites and includes 34 closed sites and 68 sites where CrossAmerica only collects rent.
The CrossAmerica principal executive offices are in Allentown, Pennsylvania in approximately 15,200 square feet of office space leased from DMI as of December 31, 2015.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
As of February 17, 2016, we had 75,615,939 shares of our common stock issued and outstanding and approximately 5,400 shareholders of record. Our common stock trades on the NYSE under the symbol “CST.”
The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE, and quarterly cash dividends declared per share. The last reported sales price of our common stock on the NYSE on February 17, 2016 was $33.62 per share.

	Common Stock Price Range		Cash Dividends Declared Per Share
	High	Low
2014
First Quarter	$36.71	$29.53	$0.0625
Second Quarter	$35.00	$29.55	$0.0625
Third Quarter	$38.66	$32.48	$0.0625
Fourth Quarter	$44.82	$33.29	$0.0625
2015
First Quarter	$45.25	$40.32	$0.0625
Second Quarter	$44.87	$38.60	$0.0625
Third Quarter	$40.21	$32.61	$0.0625
Fourth Quarter	$40.99	$32.28	$0.0625
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
Issuer Purchases of Equity Securities
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market and in private transactions, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. We did not repurchase any shares under this program during the fourth quarter of 2015.

The following table contains information about CST’s shares withheld in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1-31, 2015	837	$33.33	—	$114,390,897
November 1-30, 2015	241	$35.32	—	$114,390,897
December 1-31, 2015	—	$—	—	$114,390,897
Total	1,078	$33.77	—	$114,390,897
Through February 17, 2016, we have repurchased 2,094,227 shares totaling $85.6 million under this program.
CST Purchases of CrossAmerica Common Units
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. The following table shows the purchases by CST of CrossAmerica common units registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Plan
October 1-31, 2015	284,223	$25.15	$7,149,051	$38,912,327
November 1-30, 2015	310,070	$25.03	$7,760,789	$31,151,538
December 1-31, 2015	40,000	$24.40	$975,964	$30,175,574
Total	634,293	$25.04	$15,885,804	$30,175,574
Through February 17, 2016, CST had purchased $20 million, or 804,667 common units, at an average price of $24.64 per common unit.

Cumulative Stockholder Returns
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of CST’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Index and an index of direct peer companies (that we selected) for the period commencing May 2, 2013 (the day our common stock began trading on the NYSE) and ending December 31, 2015.
The S&P 500 Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. Our peer group consisted of the following six companies: Casey’s General Stores, Inc. (CASY), Alimentation Couche-Tard Inc. (ATD-B.TO), Murphy U.S.A., Inc. (MUSA), Travel Centers of America, L.L.C. (TA), Sunoco LP (SUN) and Global Partners LP (GLP). In 2013, we included Susser Holdings Corporation (SUSS) and Pantry, Inc. (PTRY) in our peer group. During 2014, SUSS was acquired and is no longer publicly traded and has been retroactively removed from our peer group. On December 18, 2014, ATD-B.TO and PTRY announced the signing of a definitive merger agreement. As such, PTRY has been retroactively removed from our peer group.
The graph and the following table depicts the results of investing $100 in our common stock, the S&P 500 Index and our peer group at closing prices on May 2, 2013, December 31, 2013, December 31, 2014 and December 31, 2015 and assumes the reinvestment of dividends.

	May 2, 2013	December 31, 2013	December 31, 2014	December 31, 2015
CST Common Stock	$100.00	$122.05	$145.97	$131.81
Peer Group	$100.00	$112.30	$162.05	$152.65
S&P 500 Index	$100.00	$118.52	$134.73	$136.61

ITEM 6. SELECTED HISTORICAL CONDENSED CONSOLIDATED AND CONDENSED COMBINED FINANCIAL DATA
The following selected financial data reflect the combined results of Valero’s retail business for periods prior to the spin-off and our consolidated results for periods after the spin-off, which include CrossAmerica effective October 1, 2014 as a result of the GP Purchase and the IDR Purchase. We derived the selected consolidated and combined income statement data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014, from the consolidated and combined financial statements included elsewhere in this annual report. We derived the selected combined income statement data for the year ended December 31, 2012 and 2011, and the selected consolidated and combined balance sheet data as of December 31, 2013, 2012 and 2011, from the consolidated and combined financial statements of CST, which are not included in this annual report.
To ensure a full understanding, you should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included elsewhere in this annual report.
The financial data below are presented in millions.

	Year Ended December 31,
	2015	2014 (b)	2013(a)	2012	2011
Operating revenues	$11,444	$12,754	$12,777	$13,135	$12,863
Gross profit	1,383	1,273	1,097	1,133	1,133
Operating income	267	328	238	313	322
Interest expense	(58)	(45)	(27)	(1)	(1)
Consolidated net income	139	180	139	208	218
Net income attributable to CST stockholders	149	200	139	208	218
Basic earnings per common share	$1.95	$2.63	$1.84	$2.76	$2.89
Diluted earnings per common share	$1.95	$2.63	$1.84	$2.76	$2.89
Dividends declared per common share	$0.250	$0.250	$0.125	$—	$—

	December 31,
	2015	2014(b)	2013(a), (c)	2012 (c)	2011 (c)
Total assets	$3,840	$3,606	$2,286	$1,732	$1,713
Debt and capital lease obligations, less current portion	1,317	1,204	989	4	5
Total stockholders’ equity / net investment	1,545	1,555	627	1,270	1,272

(a)
The spin-off resulted in material changes to our consolidated and combined financial statements as of and for the year ended December 31, 2013. See our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of these changes.

(b)	The GP Purchase and IDR Purchase resulted in material changes to our consolidated financial statements. See Note 3 included elsewhere in this annual report for additional information.

(c)	Balances as of December 31, 2013, 2012 and 2011 were not retrospectively adjusted for the adoption of ASU 2015-17, which related to the presentation of deferred taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, Items 1., 1A. and 8. (which includes our consolidated and combined financial statements) included elsewhere in this annual report.
MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•	Recently Acquired Retail Sites—This section describes our operating model related to recently acquired convenience store operations.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the years ended December 31, 2015, 2014 and 2013, an outlook for our business and non–GAAP measures.

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
The prices paid to our motor fuel suppliers for wholesale motor fuel are closely correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil and wholesale motor fuel experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time.
Changes in our average motor fuel selling price per gallon and gross margin over the three year period ended December 31, 2015 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately half of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel declines rapidly or is more volatile.

Historically, the volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the two years ended December 31, 2015:
(a) Represents the average monthly spot price per barrel during the periods presented for West Texas Intermediate (“WTI”) and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional (“GCC”) gasoline and New York Harbor conventional gasoline (“NYHC”).

The following graph shows the volatility of wholesale motor fuel prices and the impact on our U.S. Retail and Canadian Retail segments’ gross profits for the two years ended December 31, 2015 (U.S. Retail and Canadian Retail cent per gallon (“CPG”) gross profits):

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
CrossAmerica receives a fixed mark-up per gallon on approximately 87% of its gallons sold. The fixed mark-up per gallon contracts are impacted by the discount for prompt payment and other rebates and incentives offered by CrossAmerica’s suppliers. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of these discounts varies with motor fuel prices. As such, in periods of lower wholesale motor fuel prices, CrossAmerica’s gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, CrossAmerica’s gross profit is positively affected (as it relates to these discounts). We estimate a $10 per barrel change in the price of crude oil would impact CrossAmerica’s annual wholesale motor fuel gross profit derived from its fixed mark-up per gallon contracts by approximately $2.5 million related to these payment discounts. CrossAmerica also generates a portion of its wholesale gross profit through DTW priced contracts. These contracts provide for variable, market based pricing, which results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel reducing at a faster rate as compared to the rate retail motor fuel prices decline. This spread can exist for a period of time, thus allowing CrossAmerica to collect a higher margin from its dealers.

Seasonality Effects on Volumes
Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer months) and lowest during the winter months in the first and fourth quarters.
Impact of Inflation
Inflation in energy prices impacts our sales and cost of motor fuel products and working capital requirements. The impact of inflation has minimal impact on our results of operations, as we generally are able to pass along energy cost increases in the form of increased sales prices to our customers. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

Recently Acquired Retail Sites
When we acquire wholesale fuel and convenience store operations, we generally do not have a predetermined operating or ownership model for these businesses. Generally, wholesale fuel supply operations will be purchased (or subsequently acquired by CrossAmerica) and convenience store operations will be evaluated to determine long-term ownership and operations between our segments. Subsequent to an acquisition, we have an integration team that evaluates the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All retail convenience stores we acquire are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired convenience stores are suitable to be converted and integrated into CST’s core store operating model. For the year ended December 31, 2015, CrossAmerica has converted 77 non-core company-operated convenience stores to third party dealers. As of December 31, 2015, CrossAmerica continues to operate 116 retail sites from its recent acquisitions as non-core convenience stores. We believe it is necessary to differentiate the operating performance between core and non-core stores when presenting our operating statistics because non-core stores are not necessarily reflective of our core business. Key differentiating factors include the following:

•
Non-core merchandising strategies are legacy strategies of the former owner, which are different from our core store merchandising strategies, including the offering of our proprietary products and food programs.

•	Non-core sites are independently managed by our integration team whereas our President of Retail Operations oversees all core store operations.

•	Non-core motor fuel pricing, merchandise supply and labor strategies are different from our core business.
Effective April 1, 2015, management classified the convenience store operations of the acquired Landmark stores as core stores. Effective July 1, 2015, management classified the convenience store operations of the acquired Nice N Easy stores as core stores.

Results of Operations
Consolidated and Combined Income Statement Analysis
Below is an analysis of our consolidated and combined income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated and combined income statements are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Operating revenues	$11,444	$12,754	$12,777
Cost of sales	10,061	11,481	11,680
Gross profit	1,383	1,273	1,097
Operating expenses:
Operating expenses	741	687	657
General and administrative expenses	175	140	78
Depreciation, amortization and accretion expense	209	147	118
Asset impairments	1	3	6
Total operating expenses	1,126	977	859
Gain on sale of assets, net	10	32	—
Operating income	267	328	238
Other income, net	18	6	4
Interest expense	(58)	(45)	(27)
Income before income tax expense	227	289	215
Income tax expense	88	109	76
Consolidated net income	139	180	139
Net loss attributable to noncontrolling interest	10	20	—
Net income attributable to CST stockholders	$149	$200	$139
On October 1, 2014, we completed the GP Purchase and began consolidating the financial results of CrossAmerica and as such, full year comparable results are not presented herein. We have quantified the effects of CrossAmerica to specific income statement line items in our consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable solely to CST (before the consolidation of CrossAmerica) are then discussed.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Results
Operating revenues increased $1.5 billion and gross profit increased $123 million from the acquisition of CrossAmerica, which was completed on October 1, 2014.
Excluding the effects of CrossAmerica, operating revenues declined $2.8 billion, or 23%, while gross profit declined $13 million, or 1%.
Operating revenues
Significant items impacting these results (excluding CrossAmerica) were:

•	A $1.5 billion, or 20%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Partially offsetting the decline was an increase in motor fuel gallons sold of 2% from our recent acquisitions and NTIs, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Our merchandise and services revenues increased $120 million primarily from our recent acquisitions and NTIs, as more fully described below under the heading “Segment Results—U.S. Retail.”
•A $1.3 billion, or 28%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $452 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.78 during 2015, and equal to U.S. $0.91 during 2014, representing a decrease in value of 14%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $856 million. This decrease was primarily attributable to:

◦
A $743 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦
A $49 million decline attributable to a 1% decrease in the volume of motor fuel we sold mainly related to the timing of certain marketing promotions, competition and reduced volumes associated with a weakening Canadian economy as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	An increase in our merchandise sales of $26 million primarily from an increase in NTIs as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	A decline of $101 million primarily related to our home heating business due to a decline in price as a result of a decline in crude oil prices.
Cost of sales
Cost of sales increased $1.4 billion from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, cost of sales declined $2.8 billion or 26%.
Significant items impacting these results excluding CrossAmerica were:

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

•	A $391 million decline from the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar as discussed above.

Operating expenses
Operating expenses increased $34 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating expenses increased by $20 million primarily due to an increase of $44 million related to our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores, which was partially offset by a $24 million decline in operating expenses primarily from the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expenses increased $23 million related primarily to the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, general and administrative expenses increased by $12 million primarily as a result of severance for certain CST executives and CST employees who were officers of CrossAmerica who have terminated their employment, acquisition costs related to our recent acquisitions, legal related expenditures, and salaries, incentive compensation and benefits due to an increase in employees.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $55 million related primarily to the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, depreciation, amortization and accretion expense increased $7 million mainly due to our NTIs. We opened 31 NTIs in the U.S. and 11 NTIs in Canada in 2015.
Gain on sale of assets, net
During the year ended December 31, 2015, CrossAmerica recognized a gain of $3 million primarily related to the sale of individual sites. Additionally, we completed the sale of 25 convenience stores in our U.S. Retail segment in 2015 primarily related to our previously announced network optimization program and recognized a gain of $7 million.
Other income, net
Other income, net increased $12 million primarily related to gains on U.S. dollar denominated cash held in Canada.
Interest expense
Interest expense increased $13 million, primarily from the acquisition of CrossAmerica.
Income tax expense
Income tax expense, including CrossAmerica, declined $21 million, primarily as a result in the decline in income before income taxes. Our effective income tax rate was 39% for the year ended December 31, 2015 compared to an effective rate of 38% for the year ended December 31, 2014. CST’s effective tax rate, excluding CrossAmerica, was 39%, for the year ended December 31, 2015 compared to 35% for the year ended December 31, 2014. CST incurred a withholding tax of $18 million related to property distributed from its Canadian subsidiary to a U.S. subsidiary, which increased its effective tax rate for the year ended December 31, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Results
Operating revenues increased $570 million and gross profit increased $36 million from the acquisition of CrossAmerica, which was completed on October 1, 2014.
Excluding the effects of CrossAmerica, operating revenues declined $593 million, or 5%, while gross profit increased $140 million, or 13%.
Operating revenues
Significant items impacting these results (excluding CrossAmerica) were:

•	A $279 million, or 4%, decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	A decrease in motor fuel gallons sold of 2% as a result of a decline in demand, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Our merchandise and services revenues increased $61 million primarily as a result of our NTIs and acquisitions.
•A $314 million, or 6%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $333 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during 2014, and equal to U.S. $0.97 during 2013, representing a decrease in value of 6%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues increased $19 million. This increase was primarily attributable to:

◦	A $38 million increase in operating revenues, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	Partially offsetting this increase was a decline of $44 million due to competitive factors in our markets, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦
Our heating oil revenues increased $12 million primarily due to an increase in the price of crude oil as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Heating oil revenues also increased $1 million due to higher volume.

◦	An increase in our merchandise and services revenues of $12 million, primarily from an increase of 13 in the average number of company-operated convenience stores over the same period of 2013.
Cost of sales
Cost of sales increased $534 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, cost of sales declined $733 million, or 6%.
Significant items impacting these results excluding CrossAmerica were:

•	A $304 million decline from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $13 million from the acquisition of CrossAmerica.

Excluding the effects of CrossAmerica, operating expenses increased by $17 million primarily due to an increase of $24 million related to an increase in the average number of company-operated convenience stores during 2014 and an increase in employee health care costs in the U.S., which was partially offset by a $7 million decline primarily from the weakening of the Canadian dollar relative to the U.S. dollar.
General and administrative expenses
General and administrative expenses increased $18 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, general and administrative expense increased $44 million as a result of a full year of higher actual expenses in 2014 as a stand-alone, publicly traded company, including personnel and associated benefits (including health care benefits), stock-based compensation, acquisition costs and legal related expenditures.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $19 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, depreciation, amortization and accretion expense increased $10 million from our NTIs.
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
Gain on sale of assets, net
During the year ended December 31, 2014, CST closed on the sale of 75 convenience stores in the U.S. Retail segment and recognized a gain of $32 million.
Other income, net
Other income, net, increased $2 million primarily as a result of rental income.
Interest expense
Interest expense increased $3 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, interest expense increased $15 million, primarily as a result of a full year of outstanding debt issued in connection with the spin-off, which occurred on May 1, 2013.
Income tax expense
Income tax expense, including CrossAmerica, increased $33 million as a result of an increase in earnings before tax. Our effective income tax rate was 38% for the year ended December 31, 2014 compared to an effective rate of 35% for the year ended December 31, 2013. CST’s effective tax rate, excluding CrossAmerica, was 35%, which includes federal and state income tax expense and reflects the benefit of the Canadian earnings being taxed at lower than the U.S. tax rate, for the year ended December 31, 2014.

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
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Motor fuel	$4,464	$6,085	$6,425
Merchandise and services(a)	1,514	1,396	1,335
Other(b)	3	1	1
Total operating revenues	$5,981	$7,482	$7,761
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$376	$383	$262
Motor fuel–amounts attributable to CrossAmerica	(16)	—	—
Motor fuel–after amounts attributable to CrossAmerica	360	383	262
Merchandise and services(a)	497	460	436
Other(b)	2	1	1
Total gross profit	859	844	699
Operating expenses:
Operating expenses	482	438	414
Depreciation, amortization and accretion expense	96	90	82
Asset impairments	1	3	5
Total operating expenses	579	531	501
Gain on sale of assets, net	7	32	—
Operating income	$287	$345	$198

Core store operating statistics:(c)
End of period core stores	1,049	989	1,036
Motor fuel sales (gallons per site per day)	5,100	4,901	4,997
Motor fuel sales (per site per day)	$11,844	$16,014	$16,985
Motor fuel gross profit per gallon, net of credit card fees	$0.195	$0.201	$0.139
CST Fuel Supply distribution to CrossAmerica(e)	(0.006)	—	—
Motor fuel gross profit per gallon, net of credit card fees(d), (e)	$0.189	$0.201	$0.139

Merchandise and services sales (per site per day)(a)	$3,991	$3,655	$3,531
Merchandise and services gross profit percentage, net of credit card fees(a)	32.9%	33.0%	32.7%

U.S. Retail (continued)

	Year Ended December 31,
	2015	2014
Company-operated retail sites:
Beginning of period	1,021	1,036
NTIs	31	28
Acquisitions	22	32
Closed or divested	(25)	(75)
End of period	1,049	1,021
End of period non-core retail sites	—	32
End of period core retail sites	1,049	989

Core store same store information(c), (f):
Company-operated retail sites	931	931
NTIs included in core same store information(g)	50	50
Motor fuel sales (gallons per site per day)	5,021	5,068
Merchandise and services sales (per site per day)(a)	$3,890	$3,780
Merchandise and services gross profit percent, net of credit card fees(a)	32.8%	33.0%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$2,808	$2,724
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	39.1%	39.4%
Merchandise and services gross profit dollars(a)	$434	$424
NTI information(h):
Company-operated retail sites at end of period	107
Company-operated retail sites (average)	83
Motor fuel sales (gallons per site per day)	8,708
Merchandise and services sales (per site per day)(a)	$6,776
Merchandise and services gross profit percent, net of credit card fees(a)	34.2%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$5,464
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	39.0%
Merchandise and services gross profit dollars(a)	$70

Notes to U.S. Retail Statistical Table

(a)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs.

(b)	Primarily consists of rental income.

(c)
Represents the portfolio of core retail sites and excludes recently acquired retail sites that are being integrated or are under performance evaluation to determine if: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All NTIs are core stores and accordingly are included in the core system operating statistics. All convenience store operations in the U.S Retail segment are classified as core-store and accordingly their operations are included in the core system operating statistics.

(d)	Includes $0.05 per gallon of wholesale fuel distribution profit.

(e)	Effective July 1, 2015, CrossAmerica owns 17.5% of our U.S. Retail segment’s wholesale fuel distribution profit as a result of its 17.5% limited partner equity interest in CST Fuel Supply.

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

(g)	NTIs are included in the core same store metrics when they meet the criteria for same store classification described in (f).

(h)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. This information is being presented to enable a comparison of the business metrics of our NTIs to our total core store operating statistics. As of December 31, 2015, approximately 55% of the total NTIs were opened in the last two years, which we generally consider to be a development period before the NTIs achieve their full potential. Prior year information is not comparable given the increase in the number of NTIs and the timing of when they were opened, and is therefore not presented.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating revenues declined $1.5 billion, or 20%, gross profit increased $15 million, or 2%, operating expenses increased $44 million, or 10% and operating income declined $58 million, or 17%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $1.8 billion of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.55 per gallon during 2015 compared to $2.49 per gallon during 2014, representing a 38% decrease.

•
Partially offsetting the decline was an increase in motor fuel gallons sold of 2%, which increased motor fuel operating revenues by $134 million. The increase in motor fuel gallons sold resulted primarily from our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores. Partially offsetting this increase was a decline in volume attributable to our recently divested retail sites.

•
Our merchandise and services revenues increased $120 million primarily as a result of our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores as well as an overall increase in our same store merchandise sales. The increase in same store merchandise sales was the result of strategies designed to add business in the packaged beverage and dairy categories as well as continued development of our fresh food programs.

Gross profit

•
A decrease in motor fuel gross profit of $23 million primarily due to a moderate decline in our motor fuel gross profit per gallon of $0.01 per gallon. The decline in our motor fuel gross profit per gallon was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Also contributing to the decrease to motor fuel gross profit was the effect of wholesale fuel mark-up payments to CrossAmerica. As discussed in Note 13 included elsewhere in this annual report, CST paid CrossAmerica $5 million related to fuel purchased under distribution agreements for Nice N Easy and Landmark convenience stores and $11 million to CrossAmerica related to its investment in CST Fuel Supply.

•	Our merchandise and services gross profit increased $37 million primarily from our acquisitions and an increase in our same store sales.
Operating expenses
Operating expenses increased $44 million, primarily as a result of our acquisitions and the impact on rent expense from the NTI sale and lease backs with CrossAmerica as discussed in Note 3 included elsewhere in this annual report.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $6 million as a result of our NTIs.
Gain on sale of assets, net
We completed the sale of 25 convenience stores in 2015 primarily related to our previously announced network optimization program and recognized a gain of $7 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating revenues declined $279 million, or 4%, gross profit increased $145 million, or 21%, operating expenses increased $24 million, or 6% and operating income increased $147 million, or 74%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $244 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $2.49 per gallon during 2014 compared to $2.70 per gallon during 2013, representing an 8% decrease.

•
A decrease in motor fuel gallons sold of 2%, which decreased motor fuel operating revenues by $96 million. The decrease in motor fuel gallons sold resulted primarily from an overall decrease in motor fuel demand caused by industry trends of lower motor fuel consumption from Corporate Average Fuel Economy (CAFE) standards, the high absolute price of motor fuel experienced in the first half of 2014 and competitive factors in our markets, such as discount retailers that priced their motor fuel to gain or retain market share.

•	Our merchandise and services revenues increased $61 million primarily as a result of our NTIs as well as an overall increase in our same store merchandise sales.
Gross profit

•
An increase in motor fuel gross profit of $121 million primarily due to a $0.06 increase in our motor fuel gross profit per gallon. The increase in our motor fuel gross profit per gallon was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
An increase of $24 million in our merchandise and services gross profit primarily from an increase in the average number of company operated convenience stores during 2014 as well as an increase in our merchandise gross profit percentage during 2014. The growth in our merchandise gross profit percentage was driven by the contribution of higher profit merchandise items sold at our NTIs (primarily food related items) and the positive trend in same store sales.

Operating expenses
Operating expenses increased $24 million, primarily as a result of an increase in the average number of company-operated convenience stores during 2014 and an increase in health care costs.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased $8 million as a result of our NTIs.
Asset impairments
We recorded asset impairments of $3 million in 2014 as a result of changes in market demographics, traffic patterns, competition and other factors that impacted the overall operations of certain of our retail sites.
Gain on sale of assets, net
We completed the sale of 75 convenience stores in 2014 primarily related to our previously announced network optimization program and recognized a gain of $32 million.

Canadian Retail
The following tables highlight the results of operations and certain operating metrics of our Canadian Retail segment, expressed in U.S. dollars, except for retail site counts and motor fuel gallons. The narrative following these tables provides an analysis of the results of operations of that segment (which are expressed in millions of U.S. dollars, except where indicated and except for the number of retail sites, per site per day and per gallon amounts):

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Motor fuel	$2,801	$3,957	$4,242
Merchandise and services(a)	255	271	278
Other(b)	338	474	496
Total operating revenues	$3,394	$4,702	$5,016
Gross profit:
Motor fuel	$225	$241	$242
Merchandise and services(a)	80	84	87
Other(b)	60	68	69
Total gross profit	365	393	398
Operating expenses:
Operating expenses	212	236	243
Depreciation, amortization and accretion expense	39	38	36
Asset impairments	—	—	1
Operating income	$114	$119	$118

Total retail sites (end of period):
Company-operated (fuel and merchandise)	303	293	272
Commission agents (fuel only)	494	495	499
Cardlock (fuel only)	72	73	75
Total retail sites (end of period)	869	861	846

Average retail sites during the period:
Company-operated (fuel and merchandise)	293	280	267
Commission agents (fuel only)	495	499	499
Cardlock (fuel only)	72	74	77
Average retail sites during the period	860	853	843

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,166	3,230	3,298
Motor fuel sales (per site per day)	$8,918	$12,719	$13,790
Motor fuel gross profit per gallon, net of credit card fees	$0.227	$0.240	$0.238

Company-operated retail site statistics:
Merchandise and services sales (per site per day)(a)	$2,406	$2,659	$2,851
Merchandise and services gross profit percentage, net of credit card fees(a)	30.9%	31.0%	31.3%

Canadian Retail (continued)

	Year Ended December 31,
Company-operated statistics(c)	2015	2014
Retail sites:
Beginning of period	293	272
NTIs	11	10
Acquisitions	—	5
Conversions, net(d)	3	6
Closed or divested	(4)	—
End of period	303	293

Average foreign exchange rate for $1 CAD to USD	0.78284	0.90567

Same store information ($ amounts in CAD) (e), (f):
Company-operated retail sites	267	267
NTIs included in same store information	23	23
Motor fuel sales (gallons per site per day)	3,403	3,521
Motor fuel gross profit per gallon, net of credit card fees	0.3356	0.3083
Merchandise and services sales (per site per day)(a)	$3,077	$2,939
Merchandise and services gross profit percent, net of credit card fees(a)	31.3%	31.5%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$1,650	$1,566
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	43.4%	43.1%
Merchandise and services gross profit dollars(a)	94	90

NTI information ($ amounts in CAD)(e), (g):
Company-operated retail sites at end of period	44
Company-operated retail sites (average)	35
Motor fuel sales (gallons per site per day)	4,916
Merchandise and services sales (per site per day)(a)	$3,421
Merchandise and services gross profit percent, net of credit card fees(a)	33.5%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$2,004
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	45.1%
Merchandise and services gross profit dollars(a)	$15

Canadian Retail (continued)

Commission agent statistics(c)	Year Ended December 31,
	2015	2014
Retail Sites:
Beginning of period	495	499
New dealers	13	13
Conversions, net(d)	(3)	(6)
Closed or de-branded	(11)	(11)
End of period	494	495

Same Store Information(f):
Retail sites	462	462
Motor fuel sales (gallons per site per day)	2,685	2,725
Notes to Canadian Retail Statistical Table

(a)	Includes the results from car wash sales and commissions from lottery, air/water/vacuum services and access to ATMs.

(b)	Primarily consists of our Home Heat business.

(c)
Company-operated retail sites sell motor fuel and merchandise. The company sells only motor fuel at commission agent sites. We do not currently distinguish between core and non-core stores in our Canadian Retail segment. All sites in our Canadian Retail segment are core stores.

(d)
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

(g)
NTIs consist of all new stores opened after January 1, 2008, which is generally when we began operating our larger formatted stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores. NTIs exclude commission agents. This information is being presented to enable a comparison of the business metrics of our NTIs to our total core store operating statistics. As of December 31, 2015, approximately 48% of the total NTIs were opened in the last two years, which we generally consider to be a development period before the NTIs achieve their full potential. Prior year information is not comparable given the increase in the number of NTIs and the timing of when they were opened, and is therefore not presented.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating revenues declined $1.3 billion, or 28%, gross profit declined $28 million, or 7%, operating expenses declined $24 million, or 10%, and operating income declined $5 million, or 4%.
Significant items impacting these results included:
Operating revenues

•
A decline of $452 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.78 during 2015, and equal to U.S. $0.91 during 2014, representing a decrease in value of 14%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $856 million. This decrease was primarily attributable to:

◦
A $743 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $2.06 per gallon during 2015, compared to $2.88 per gallon during 2014.

◦
A $49 million decline attributable to a 1% decrease in the volume of motor fuel we sold mainly related to the timing of certain marketing promotions, competition and reduced volumes associated with a weakening Canadian economy.

◦
An increase in merchandise revenues of $26 million, from an increase of 11 NTIs through 2015 compared to the same period of the prior year as well as an increase in same store sales. We have successfully implemented some of the strategies from our U.S. Retail segment, which has contributed to the increase in same store sales trends.

◦	A decline of $101 million primarily related to our home heating business due to a decline in price from a decline in crude oil prices.
Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in a $60 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $24 million driven primarily by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit,” and our merchandise and services gross profit increase $6 million as a result of an increase in the number of company-operated convenience stores during 2015 resulting from NTI openings.

Operating expenses
Operating expenses declined $24 million primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $10 million, primarily as a result of an increase in the number of company-operated convenience stores during 2015 compared to the same period of the prior year resulting from NTI openings.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating revenues declined $314 million, or 6%, gross profit declined $5 million, or 1%, operating expenses declined $7 million, or 3%, and operating income increased $1 million, or 1%.
Significant items impacting these results included:
Operating revenues

•
A decline of $333 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.91 during 2014 and equal to U.S. $0.97 during 2013, representing a decrease in value of 6%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues increased $19 million. This increase was primarily attributable to:

◦	A $38 million increase in operating revenues primarily attributable to an increase in the retail price of our motor fuel.

◦
Partially offsetting this increase was a decline of $44 million attributable to a decrease in the volume of motor fuel that we sold as a result of inclement weather and competitive factors in our markets, primarily Québec, such as discount retailers that priced their motor fuel to gain or retain market share.

◦	An increase in merchandise revenues of $12 million, primarily from an increase of 13 in the average number of NTIs through 2014 compared to 2013.
Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in a $28 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $17 million driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Our merchandise gross profit increased $2 million, driven by the increase in our average company-operated convenience store count.

Operating expenses
Operating expenses declined $7 million primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $10 million, primarily as a result of an increase in the average number of company-operated convenience stores during 2014 compared to the prior year.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica. We completed the GP Purchase on October 1, 2014. CrossAmerica is presented excluding the accounting purchase price adjustments to be consistent with how our management reviews its results. The impact of these purchase accounting adjustments is to increase depreciation, amortization and accretion expense by $26 million for the year ended December 31, 2015. Approximately 89% of CrossAmerica’s operating results are attributable to noncontrolling interest for the year ended December 31, 2015. All transactions between our U.S. Retail segment and CrossAmerica are eliminated from our consolidated financial statements. CrossAmerica is a publicly traded Delaware limited partnership and its units are listed for trading on the New York Stock Exchange under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the SEC, where additional information about its results of operations can be found and should be read in conjunction with the table below (millions of dollars).

	Year Ended December 31,
	2015	2014
Operating revenues	$2,214	$582
Cost of sales	2,057	546
Gross profit	157	36

Income from CST Fuel Supply	11	—
Operating expenses:
Operating expenses	56	13
General and administrative expenses	40	18
Depreciation, amortization and accretion expense	48	12
Total operating expenses	144	43
Gain on sales of assets, net	3	—
Operating income (loss)	27	(7)
Interest expense	(18)	(4)
Income (loss) before income taxes	9	(11)
Income tax (benefit) expense	(4)	3
Consolidated net income (loss)	13	(14)
Net income (loss) available to CrossAmerica limited partners	$12	$(14)
We have quantified the effects of CrossAmerica to specific income statement line items in our consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable to CST are then discussed.
As discussed above, we evaluate the performance of our CrossAmerica segment before the effects of purchase accounting. In applying purchase accounting, approximately $323 million of the fair value was allocated to goodwill. The aggregate fair value of CrossAmerica was based on its enterprise value on the date of acquisition as principally determined by the closing price of its common units trading on the New York Stock Exchange ($33.97 per share). Therefore, a future sustained decline in the enterprise value of CrossAmerica could result in an impairment to part or all of the associated goodwill.
All of the goodwill recorded from purchase accounting related to the GP Purchase was allocated among two reporting units that comprise the CrossAmerica segment. These reporting units are CrossAmerica’s retail and wholesale operations. Our annual test for impairment of goodwill has historically been performed as of October 1 of each year. However, beginning in the last half of 2014, there were severe disruptions in the crude oil commodities markets that contributed to a significant decline in CrossAmerica’s common unit price. As a result, during the third quarter of 2015, CrossAmerica’s equity market capitalization fell below its net asset value at the time of the GP Purchase. We deemed this to be an indicator that goodwill may be impaired, and accordingly, we performed a step one analysis pursuant to ASC 350 to evaluate the potential impairment of our goodwill within the CrossAmerica reporting units. As a result of this test, we determined the goodwill was not impaired during the interim testing period.
Our annual test for impairment of goodwill was performed as of October 1. For purposes of our annual goodwill impairment test, we considered all facts and circumstances arising since the date of our interim impairment test, specifically cash flow projections and discount rates. After performing our test, we determined that it was more likely than not that our goodwill was not impaired.
See Note 9 included elsewhere in this annual report for additional information regarding our impairment analysis.

Outlook
U.S. Retail
The global energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year. While we believe we are expert managers of the fuel logistics and pricing businesses, the volatility of the market can present short term impacts to the profitability of our business, which may impact our operating results in 2016. We anticipate that we will continue to see lower commodity prices in 2016, which generally translates to lower wholesale motor fuel prices. Lower wholesale motor fuel prices generally translate to lower retail motor fuel prices, which can be beneficial in at least two ways to our business.  First, lower retail fuel prices leave our customers with more money to spend in other areas, including convenience merchandise items. Second, lower retail fuel prices can have the effect of encouraging more driving, which helps offset the fuel demand declines that the industry will experience from increasing fuel efficiency of the U.S. automotive fleet. Conversely, low commodity prices can have an adverse impact on economic conditions in the markets where we operate, particularly those markets that are more dependent on the energy industry.
While we continue to operate in a very competitive retail environment, with intense competition for market share from our industry peers, and high volume retailers, we believe that our model allows us to effectively compete in the markets in which we operate. Our scale, distribution capabilities, private label penetration and our highly trained and customer service oriented team members in our stores enable us to offer a delightful, convenient shopping experience favored by today’s consumer. Our systems and processes enable us to vary the merchandise offering and retail prices by location in order to better serve our local customers and maximize gross profit dollars. We plan to continue our ambitious NTI growth strategy by adding up to 50 new stores in 2016, expanding our network through acquisitions and growing our Corner Store brand. Additionally, during the next three years, we plan to roll out a refreshed and refined image and value proposition for the Corner Store brand, along with an advertising strategy, that will increase consumer awareness of our strengths and offerings, allowing us the opportunity to expand our consumer base and grow our retail sales.
We believe the industry will continue to consolidate, and we believe we are competitively positioned to capitalize on opportunistic acquisitions. Our recent acquisitions have allowed us to take advantage of best practices and processes discovered in the acquired companies, presenting opportunities for further strengthening our legacy store network. We have also placed ourselves in the position to build in the areas surrounding the acquired companies, adding value to the acquired assets.
We also believe that there is an opportunity to enhance our merchandise mix by expanding fill-in grocery items and continuing to improve our already robust food offering. Our ambitious NTI building strategy calls for the company to continue to build additional large format stores in the coming years. These larger, more efficient stores are expected to enable us to achieve our goal to increase the retail gross profit earned from non-fuel revenues from 55% to 70% by the year 2020.
Canadian Retail
Like our U.S. Retail segment, our Canadian Retail segment continues to operate in a very competitive environment. Certain non-traditional competitors, such as discount warehouse memberships and grocery chains, have continued to add motor fuel offerings and have expanded into new territories, however, at a slower pace than previous years.
In Canada, we also see an opportunity to better serve consumers by adding more grocery items and/or an expanded food service specific to each of our markets. We also intend to continue our NTI program by opening 10 to 12 NTIs during 2016. We believe that there continue to be significant synergies in processes, practices and knowledge that can be transferred between our Canadian and U.S. Business units.
CrossAmerica
As a result of our recent acquisitions, we expect CrossAmerica’s total fuel volume sold to continue to increase during 2016 as compared to 2015. Furthermore, based on available industry data, monthly gasoline consumption in the United States increased by 3% during the first ten months of 2015 compared with the same period of 2014. While the global energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year, low commodity prices in 2016, among other factors, could lead to continued growth in demand for motor fuel, which would positively impact CrossAmerica’s motor fuel gross margin as a result of an increase in demand from its customers. However, lower wholesale motor fuel prices have a negative impact on CrossAmerica’s motor fuel gross margin as it relates to the discounts it receives from its motor fuel suppliers.
CrossAmerica expects its rent income to increase in 2016 based on the expectation that it will continue to convert recently acquired company operated sites to lessee dealers. CrossAmerica will continue to evaluate acquisitions on an opportunistic basis. Additionally, it will pursue targets that fit into its strategy. Whether it will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and its ability to finance such acquisitions on favorable terms.

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
The following tables present a reconciliation of net income to Adjusted EBITDA and EBITDAR (in millions):

	Year Ended December 31, 2015
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$149	$(9)	$(1)	$139
Interest expense	40	18	—	58
Income tax expense	97	(9)	—	88
Depreciation, amortization and accretion	135	74	—	209
Asset impairments	1	—	—	1
Adjusted EBITDA	422	74	(1)	495
Minimum rent expense(a)	38	21	—	59
EBITDAR	$460	$95	$(1)	$554

	Year Ended
	December 31, 2014	Oct. 1 - Dec. 31	Year Ended December 31,
	CST	CrossAmerica	2014	2013
Net income (loss)	$200	$(20)	$180	$139
Interest expense	42	3	45	27
Income tax expense	106	3	109	76
Depreciation, amortization and accretion	128	19	147	118
Asset impairments	3	—	3	6
Adjusted EBITDA	479	5	484	366
Minimum rent expense(a)	28	5	33	28
EBITDAR	$507	$10	$517	$394
(a) Minimum rent expense is defined in the CST Credit Facility as rent expense accrued during the period in accordance with U.S. GAAP, less contingent rentals.

Liquidity and Capital Resources
Capital Structure
As discussed above under the heading “Items 1., 1A., and 2. Business, Risk Factors and Properties-Overview,” CST is a publicly traded corporation (NYSE:CST) and CrossAmerica (NYSE:CAPL) is a publicly traded master limited partnership. CST consolidates CrossAmerica due to its 100% ownership of the membership interests of the General Partner of CrossAmerica. Each company was publicly traded before the GP Purchase and the IDR Purchase and each company continues to be publicly traded.
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
Consolidated Cash Flows
The following table summarizes cash flow activity (in millions):

	Year Ended December 31,
	2015	2014	2013
Net Cash Provided by Operating Activities	$362	$355	$440
Net Cash Used in Investing Activities	$(525)	$(312)	$(206)
Net Cash Provided by (Used in) Financing Activities	$151	$(36)	$85
For the Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2015 was $362 million compared to $355 million for the year ended December 31, 2014. The increase in cash provided by operating activities was the result of an increase in depreciation, amortization and accretion from our recent acquisitions and NTIs. Changes in cash provided by or used for working capital are shown in Note 21 included elsewhere in this annual report.
Net cash used in investing activities for the year ended December 31, 2015 was $525 million compared to $312 million for the years ended December 31, 2014. The increase in net cash used in investing activities for the year ended December 31, 2015 was related to our acquisitions. Cash used for acquisitions was $199 million during 2015 compared to $86 million during 2014.
Net cash provided by financing activities for the year ended December 31, 2015 was $151 million compared to net cash used in financing activities of $36 million for the year ended December 31, 2014. During the year ended December 31, 2015, we had net proceeds under the CrossAmerica revolving credit facility of $158 million, net proceeds under the CST revolving credit facility of $60 million, spent $69 million on our share repurchase program, $19 million for the payment of dividends on CST common stock, $55 million for the payment of CrossAmerica distributions and payments of $47 million on our term loan. Additionally, during the second and third quarters of 2015, CrossAmerica closed on the sale of 4.8 million common units for net proceeds of $145 million and used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility.
For the Year Ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2014 was $355 million compared to $440 million for the year ended December 31, 2013. Changes in cash provided by or used for working capital are shown in Note 21 included elsewhere in this annual report.
Net cash used in investing activities for the year ended December 31, 2014 was $312 million compared to $206 million for the year ended December 31, 2013. In 2014, we increased our NTI build program with a resulting increase in capital expenditures, we purchased Nice N Easy for $24 million and paid cash of $17 million as part of the GP Purchase and IDR Purchase. CrossAmerica’s purchase of Nice N Easy for $54 million also contributed to the cash outflows. These cash outflows were partially offset by $58 million of cash received from our network optimization program.

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
Consolidated Debt
As of December 31, 2015, our consolidated debt consisted of the following (in millions):

CST debt:(a)
Revolving credit facility	$60
Term loan due 2019	406
5.00% senior notes due 2023	550
Total CST debt	$1,016
CrossAmerica debt:(b)
Revolving credit facility	$358
Other	27
Total CrossAmerica debt	$385
Total consolidated debt outstanding	$1,401
Less current portion:
CST	$129
CrossAmerica	5
Consolidated debt, less current portion	$1,267
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
Debt related to CST
On January 29, 2016, CST amended its credit facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended credit facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment. The amended credit facility is secured by substantially all of the assets of CST and its subsidiaries. As of December 31, 2015, CST’s outstanding borrowings currently under this credit facility bear a weighted average interest of 1.74%. As of February 17, 2016, after taking into account letters of credit and amounts outstanding under the revolving credit facility, approximately $144 million was available for future borrowings. The amended credit facility contains certain customary representations and warranties, covenants and events of default. Our credit facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on expansion capital expenditures. As of December 31, 2015, we were in compliance with these financial covenant ratios.
See Note 12 included elsewhere in this annual report for additional information regarding CST’s debt.
Debt related to CrossAmerica
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. CrossAmerica’s borrowings had an interest rate of 3.06% (LIBOR plus 2.75%) as of December 31, 2015. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $100 million at February 17, 2016. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least $20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of December 31, 2015, CrossAmerica was in compliance with these financial covenant ratios.
See Note 12 included elsewhere in this annual report for additional information regarding CrossAmerica’s debt.
Consolidated Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve, renovate and remodel our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In 2015, our sustaining capital expenditures also include $22 million related to the improvement of our distribution warehouse and adjoining offices in San Antonio, Texas. We believe we have adequate liquidity from cash on hand and borrowing capacity under our revolving credit facilities to continue to operate and grow our business for the next twelve months.
We intend to utilize CrossAmerica’s capital structure (through debt and equity issuances) to help fund our NTI and acquisition growth activities. Subject to the approval of the independent conflicts committee of the board of directors of the General Partner and when market conditions permit, CST intends, from time to time, to sell a portion of its existing wholesale fuel supply business to CrossAmerica, by selling equity interests in the subsidiary that conducts this business. We expect that CrossAmerica will pay fair market value for these equity interests in cash and limited partnership units.
During 2015, we completed 31 NTIs in the U.S., which are located in Texas, Louisiana and Arizona. In Canada, we completed 11 NTIs, which are mostly located in the Greater Toronto area and Québec.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the years ended December 31, 2015, 2014 and 2013. The table includes the elimination of acquisitions between CST and CrossAmerica including the sale of fuel supply interest and NTI sales (in millions):

	Year Ended December 31,
	2015	2014	2013
U.S. Retail Segment
NTI	$218	$130	$93
Acquisitions	22	24	—
Sustaining capital	79	97	59
	$319	$251	$152
Canadian Retail Segment
NTI	$31	$29	$22
Acquisitions	—	7	7
Sustaining capital	32	27	26
	$63	$63	$55
CrossAmerica
Sustaining capital	$2	$3	$—
Acquisitions(a)	177	54	—
	$179	$57	$—

Total aggregate capital expenditures and acquisitions(b)	$561	$371	$207
(a) Cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interest and sales of NTIs, are eliminated from the statements of cash flows.

(b)	Capital expenditures for 2015 include $15 million of accrued capital expenditures and $4 million of capitalized interest and overhead.

Contractual Obligations
Our contractual obligations as of December 31, 2015 are summarized below (in millions).

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
CST obligations:
Long-term debt	$129	$75	$75	$187	$—	$550	$1,016
Interest payments on debt	34	33	31	30	28	68	224
Capital lease obligations, including interest thereon	4	4	4	3	3	15	33
Operating lease obligations	40	37	33	29	26	111	276
Other liabilities	24	16	3	4	4	99	150
Total CST obligations	$231	$165	$146	$253	$61	$843	$1,699
CrossAmerica obligations:
Long-term debt	$6	$5	$6	$364	$4	$—	$385
Interest payments on debt	14	14	13	3	—	—	44
Capital lease and lease financing obligations, including interest thereon	6	6	6	6	6	58	88
Operating lease obligations	18	17	15	13	11	48	122
Other liabilities	—	2	1	1	1	18	23
Total CrossAmerica obligations	$44	$44	$41	$387	$22	$124	$662
Total consolidated obligations	$275	$209	$187	$640	$83	$967	$2,361
Interest Payments on Debt
Such amounts include estimates of interest expense related to the CST and CrossAmerica credit facilities assuming the interest rate in effect as of December 31, 2015.
Capital Lease and Financing Obligations
Both CST and CrossAmerica have land and certain convenience store properties under capital leases. Capital lease obligations in the table above include both principal and interest. The financing obligations of CrossAmerica consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because CrossAmerica’s predecessor retained continuing involvement in the underlying sites.
Operating Lease Obligations
The operating lease obligations include leases for land, office facilities and retail sites, including retail sites that CST leases from CrossAmerica. The lease income and lease expense associated with the retail sites that CST leases from CrossAmerica are eliminated in consolidation. Operating lease obligations reflected in the table above include all operating leases that have initial or remaining non-cancelable terms in excess of one year, and are not reduced by minimum rentals to be received by us under subleases. In addition, such amounts do not reflect contingent rentals that may be incurred in addition to minimum rentals.
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
We lease office space in two locations in Montreal totaling approximately 69,000 square feet. These two leases expire in September 2029 and December 2029, respectively, and have cancelable terms that are greater than one year. We also lease office space in one location in Nova Scotia totaling approximately 6,500 square feet. This lease will expire in May 2025 and has cancelable terms that are greater than one year. Therefore, the amounts to be paid in future periods have been included in the table of contractual obligations.

The CrossAmerica principal executive offices are in Allentown, Pennsylvania in approximately 15,200 square feet of office space leased from DMI as of December 31, 2015. Future lease payments on this office lease are included within operating lease obligations.
Other Liabilities
Other liabilities include certain accrued expenses, asset retirement obligations and all long-term liabilities that are described in Note 11 of the notes to the consolidated and combined financial statements included elsewhere in this annual report. For purposes of reflecting amounts for other liabilities in the table above, we have made our best estimate of expected payments for each type of liability based on information available as of December 31, 2015.
CrossAmerica Management Fees
The amounts related to the management fee have been excluded from the table above as they are intercompany payments. See Note 13 included elsewhere in this annual report for additional information.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of December 31, 2015, $247 million of cash was held in Canada, of which $168 million was held in U.S. dollar denominated bank accounts to help mitigate exposure to foreign currency fluctuations. On December 17, 2015, our Canadian subsidiary distributed property (a note receivable) worth $360 million to a CST subsidiary in the United States. CST incurred Canadian withholding taxes of $18 million on the value of the note receivable. On January 8, 2016, our Canadian subsidiary paid $185 million cash to the CST subsidiary in the United States as a partial repayment of the note receivable.
Cash Held by CrossAmerica
As of December 31, 2015, $1 million of cash was held by CrossAmerica.
Concentration of Suppliers
For the three years ended December 31, 2015, CST purchased substantially all of its motor fuel for resale from Valero.
For the year ended December 31, 2015, CrossAmerica purchased approximately 30%, 26% and 26% of its motor fuel from Exxon Mobil, BP, and Motiva, respectively.
Concentration of Customers
CST has no significant concentration of customers. For the year ended December 31, 2015 and the three months ended December 31, 2014, CrossAmerica distributed approximately 17% and 25%, respectively, of its total wholesale distribution volumes to DMS and received approximately 36% and 44% of its rent income from DMS. For the year ended December 31, 2015, CrossAmerica distributed 7% of its total wholesale distribution volume to CST and received 17% of its rent income from CST.
CrossAmerica Common Unit Offering
On June 19, 2015, CrossAmerica closed on the sale of 4.6 million common units for net proceeds of approximately $139 million. On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6 million in accordance with the underwriters’ option to purchase additional common units associated with the June offering. See Note 15 included elsewhere in this annual report for additional information.

CST Dividends
We have paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013. We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future. Quarterly dividend activity for 2015 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
March 31, 2015	March 31, 2015	April 15, 2015	$0.0625	$5
June 30, 2015	June 30, 2015	July 15, 2015	$0.0625	$5
September 30, 2015	September 30, 2015	October 15, 2015	$0.0625	$5
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
CrossAmerica Limited Partnership Distributions
Since the closing of its initial public offering, CrossAmerica has increased its quarterly distribution from $0.4375 per unit to $0.5925 per unit. Quarterly distribution activity for 2015 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
March 31, 2015	June 15, 2015	June 19, 2015	$0.5475	$14
June 30, 2015	September 4, 2015	September 11, 2015	$0.5625	$18
September 30, 2015	November 18, 2015	November 25, 2015	$0.5775	$20
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
The amount of any distribution is subject to the discretion of the Board of Directors of the General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the year ended December 31, 2015, CrossAmerica distributed $8 million to us with respect to our ownership of common units.
CrossAmerica IDR Distributions to CST
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
For the year ended December 31, 2015, CrossAmerica distributed $1 million to us with respect to our investment in CrossAmerica’s IDRs.

CST Stock Repurchase Plan
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market and in private transactions, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. For the year ended December 31, 2015, we purchased 1,592,477 common shares for approximately $64 million under our stock repurchase program. The following table shows our share repurchase activity since inception of the plan through December 31, 2015:

Quarter Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased	Amount Remaining under the Plan
December 31, 2014	501,750	$42.98	$21,564,669	$178,435,331
March 31, 2015	334,584	$41.98	$14,044,494	$164,390,837
June 30, 2015	369,348	$40.20	$14,848,306	$149,542,531
September 30, 2015	888,545	$39.56	$35,151,634	$114,390,897
December 31, 2015	—	$—	$—	$114,390,897
Total	2,094,227	$40.88	$85,609,103	$114,390,897
There have been no repurchases of CST stock under this stock repurchase program subsequent to December 31, 2015.
CST Purchases of CrossAmerica Common Units
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. The following table shows the purchases by CST of CrossAmerica common units registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Plan
October 1 – October 31, 2015	284,223	$25.15	$7,149,051	$38,912,327
November 1 – November 30, 2015	310,070	$25.03	$7,760,789	$31,151,538
December 1 – December 31, 2015	40,000	$24.40	$975,964	$30,175,574
Total	634,293	$25.04	$15,885,804	$30,175,574
Through February 17, 2016, CST had purchased $20 million, or 804,667 common units, at an average price of $24.64 per common unit.

CrossAmerica Common Unit Repurchase Program
On November 2, 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in CrossAmerica. Under the program, CrossAmerica may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases made during the year ended December 31, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
December 1 - December 31, 2015	154,158	$23.37	$3,603,071	$21,396,929
Total	154,158	$23.37	$3,603,071	$21,396,929
CrossAmerica did not repurchase any common units from January 1, 2016 through the date of this filing.
Drop Down of CST Wholesale Fuel Supply Equity Interests and NTI Convenience Stores
In January 2015 and again in July 2015, we closed on the sales of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply to CrossAmerica. We also closed on the sale and lease back of 29 NTIs to CrossAmerica in July 2015. See Note 3 included elsewhere in this annual report for additional information.
Acquisition of Landmark Assets
In January 2015, CST jointly purchased with CrossAmerica 22 convenience stores from Landmark. See Note 3 included elsewhere in this annual report for additional information.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets. See Note 3 included elsewhere in this annual report for additional information.
Acquisition of One Stop
In July 2015, CrossAmerica closed on the purchase of 41 company-operated convenience stores from One Stop, along with four commission agent sites and certain related assets. See Note 3 included elsewhere in this annual report for additional information.
Subsequent Event—Acquisition of Flash Foods
On February 1, 2016, we closed on the purchase of all of the issued and outstanding equity interests in Flash Foods for an aggregate purchase price of approximately $425 million, plus working capital. See Note 3 included elsewhere in this annual report for additional information.
Subsequent Event—Acquisition of franchise Holiday Stationstores
On January 6, 2016, CrossAmerica announced it had entered into a definitive agreement to acquire 31 franchise Holiday Stationstores located in Wisconsin and Minnesota that are being sold by SSG Corporation for approximately $49 million. The acquisition is subject to customary conditions to closing and is expected to close in the first half of 2016.
See Note 3 included elsewhere in this annual report for additional information.
Contingencies
Legal Matters
See Note 14 included elsewhere in this annual report under the caption “Litigation Matters” for a discussion of our legal matters.

Environmental Matters
See Note 14 included elsewhere in this annual report under the caption “Environmental Matters” for a discussion of our environmental matters.
Quarterly Results of Operations
See Note 23 included elsewhere in this annual report for financial and operating quarterly data for each quarter of 2015 and 2014.

New Accounting Policies
For information on recent accounting pronouncements impacting our business, see Note 2 included elsewhere in this annual report.

Critical Accounting Policies Involving Critical Accounting Estimates
We prepare our financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 included elsewhere in this annual report for a summary of our significant accounting policies.
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
Business Combinations
We account for business combinations in accordance with the guidance under ASC 805–Business Combinations. Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.
Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions and application of the acquisition method, see Note 3 included elsewhere in this annual report.
Goodwill
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of our fiscal year.
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
At December 31, 2015, we had $35 million of goodwill recorded in our U.S. Retail segment, $2 million in our Canada segment and $383 million from our CrossAmerica segment. See Note 9 included elsewhere in this annual report for additional information about our interim goodwill impairment test.
Our annual goodwill impairment test is performed October 1, and after assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill was not impaired for any of our segments at December 31, 2015.

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
As of December 31, 2015 and 2014, our liabilities related to the removal of USTs recorded in the consolidated and combined financial statements were $116 million and $105 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2015 would change our asset retirement obligation by approximately $12 million. See also Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
Environmental Liabilities
As of December 31, 2015 and 2014, our environmental reserves recorded in the consolidated and combined financial statements were $5 million and $5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated monthly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2015 would change our environmental liabilities and operating expenses by less than $1 million. See also Note 14 under the caption “Environmental Matters” of the notes to the consolidated and combined financial statements included elsewhere in this annual report.
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
As a limited partnership, excluding earnings and losses of its wholly owned taxable subsidiary, CrossAmerica is not subject to federal and state income taxes. Income tax attributable to CrossAmerica’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual level of the limited partner unit holders. CrossAmerica is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, CrossAmerica would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period.
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
For the years ended December 31, 2015, 2014 and 2013, we recorded consolidated stock-based compensation expense of $17 million, $18 million and $4 million, respectively. Of the $18 million recorded for the year ended December 31, 2014, $8 million was related to CrossAmerica due to the accelerated vesting of awards upon the GP Purchase and a 2014 employee bonus plan to be paid in 2015 consisting of fully vested limited partner units. Approximately $1 million of the expense recorded during the year ended December 31, 2013 related to the accelerated vesting of certain stock-based awards under Valero’s plans in connection with the spin-off. See Note 16 for a further discussion of our stock-based compensation.
Legal Matters
A variety of claims have been made against us in various lawsuits. We record a liability related to a loss contingency attributable to such legal matters if we determine the loss to be both probable and estimable. The recording of such liabilities requires judgments and estimates, the results of which can vary significantly from actual litigation results due to differing interpretations of relevant law and differing opinions regarding the degree of potential liability and the assessment of reasonable damages. However, an estimate of the sensitivity to earnings if other assumptions were used in recording our legal liabilities is not practicable due to the number of contingencies that must be assessed and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss. See Note 14 under the caption “Litigation Matters” for a further discussion of our legal matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $406 million, five-year, amortizing term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $500 million, and any borrowings would bear interest at variable rates. As of December 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 1.74%. A one percentage point change in the average interest rate would impact annual interest expense by approximately $4 million.
As of December 31, 2015, CrossAmerica had $358 million outstanding under its revolving credit facility. Outstanding borrowings bear interest at LIBOR plus a margin of 2.75%. These borrowings had an interest rate of 3.06%. A one percentage point change in CrossAmerica’s average rate would impact annual interest expense by approximately $4 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percentage decline in the 2015 weighted average exchange rate would have no material impact to our December 31, 2015 net income. As of December 31, 2015, $247 million of cash was held in Canada, of which $168 million is held in U.S. denominated bank accounts to mitigate exposure to foreign currency exchange rate changes.
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
The management of CST Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CST Brands, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2015, the company’s internal control over financial reporting is effective based on those criteria.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control over financial reporting in its separate Form 10-K annual report. CrossAmerica’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 using the criteria set forth by COSO in the 2013 Internal Control-Integrated Framework. CrossAmerica’s management believes that as of December 31, 2015, CrossAmerica’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 81 of this report.
The independent public accounting firm for CrossAmerica has issued an attestation report on the effectiveness of CrossAmerica’s internal control over financial reporting and this report is included on page 82 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CST Brands, Inc.:
We have audited the accompanying consolidated balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated and combined statements of income, comprehensive income, cash flows, and changes in shareholders’ equity / net investment for each of the years in the three‑year period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We did not audit the financial statements of CrossAmerica Partners LP, a consolidated variable interest entity, as of and for the year ended December 31, 2015, which statements reflect total assets constituting 22 percent of consolidated total assets at December 31, 2015 and total revenues constituting 18 percent in 2015 of the consolidated total revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CrossAmerica Partners LP, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and report of the other auditors, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of CST Brands, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CST Brands, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
General Partner and Limited Partners of CrossAmerica Partners LP
We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CrossAmerica Partners LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Partnership has adopted new accounting guidance in 2015 related to the balance sheet presentation of deferred financing costs and deferred tax assets and liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CST Brands, Inc.:
We have audited CST Brands, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CST Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of CrossAmerica Partners LP, a consolidated variable interest entity, whose financial statements reflect total assets and revenues constituting 22 and 18 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. CrossAmerica Partners LP’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to CrossAmerica Partners LP’s internal control over financial reporting, is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
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
In our opinion, based on our audit and the report of the other auditors, CST Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated and combined statements of income, comprehensive income, cash flows, and changes in shareholders’ equity / net investment for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated and combined financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
General Partner and Limited Partners of CrossAmerica Partners LP
We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware Partnership) and subsidiaries (the “Partnership”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Erickson Oil Products, Inc., and One-Stop, wholly-owned subsidiaries, whose combined financial statements reflect total assets and revenues constituting 15 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Erickson Oil Products, Inc., and One-Stop were acquired during 2015. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Erickson Oil Products, Inc., and One-Stop.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 18, 2016

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash (CrossAmerica: $1 and $15, respectively)	$314	$368
Accounts receivable, net of allowances of $1 and $1, at December 31, 2015 and December 31, 2014, respectively (CrossAmerica: $18 and $35, respectively)	135	173
Inventories (CrossAmerica: $16 and $12, respectively)	224	221
Prepaid taxes (CrossAmerica: $1 and $1, respectively)	27	4
Prepaid expenses and other (CrossAmerica: $10 and $9, respectively)	20	20
Total current assets	720	786
Property and equipment, at cost (CrossAmerica: $738 and $490, respectively)	3,010	2,662
Accumulated depreciation (CrossAmerica: $47 and $8, respectively)	(786)	(705)
Property and equipment, net (CrossAmerica: $691 and $482, respectively)	2,224	1,957
Intangible assets, net (CrossAmerica: $340 and $370, respectively)	359	486
Goodwill (CrossAmerica: $383 and $223, respectively)	420	242
Deferred income taxes	63	79
Other assets, net (CrossAmerica: $11 and $12, respectively)	54	56
Total assets	$3,840	$3,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $9 and $29, respectively)	$139	$77
Accounts payable (CrossAmerica: $32 and $33, respectively)	186	157
Accounts payable to Valero	152	179
Accrued expenses (CrossAmerica: $16 and $21, respectively)	71	79
Taxes other than income taxes (CrossAmerica: $10 and $10, respectively)	42	37
Income taxes payable (CrossAmerica: $1 and $0, respectively)	26	16
Dividends payable	5	5
Total current liabilities	621	550
Debt and capital lease obligations, less current portion (CrossAmerica: $431 and $254, respectively)	1,317	1,204
Deferred income taxes (CrossAmerica: $54 and $37, respectively)	186	138
Asset retirement obligations (CrossAmerica: $23 and $19, respectively)	113	102
Other long-term liabilities (CrossAmerica: $19 and $16, respectively)	58	57
Total liabilities	2,295	2,051
Commitments and contingencies (Note 14)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,749,964 and 77,674,450 shares issued as of December 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital (APIC)	627	488
Treasury stock, at cost: 2,134,198 and 512,714 common shares as of December 31, 2015 and December 31, 2014, respectively	(87)	(22)
Retained earnings	399	269
Accumulated other comprehensive income (loss) (AOCI)	(30)	77
Total CST Brands, Inc. stockholders’ equity	910	813
Noncontrolling interest	635	742
Total stockholders’ equity	1,545	1,555
Total liabilities and stockholders’ equity	$3,840	$3,606
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Millions of Dollars, Except Share and per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Operating revenues(a)	$11,444	$12,754	$12,777
Cost of sales(b)	10,061	11,481	11,680
Gross profit	1,383	1,273	1,097
Operating expenses:
Operating expenses	741	687	657
General and administrative expenses	175	140	78
Depreciation, amortization and accretion expense	209	147	118
Asset impairments	1	3	6
Total operating expenses	1,126	977	859
Gain on sale of assets, net	10	32	—
Operating income	267	328	238
Other income, net	18	6	4
Interest expense	(58)	(45)	(27)
Income before income tax expense	227	289	215
Income tax expense	88	109	76
Consolidated net income	139	180	139
Net loss attributable to noncontrolling interest	10	20	—
Net income attributable to CST stockholders	$149	$200	$139
Earnings per common share
Basic earnings per common share	$1.95	$2.63	$1.84
Weighted-average common shares outstanding (in thousands)	76,155	75,909	75,397
Earnings per common share – assuming dilution
Diluted earnings per common share	$1.95	$2.63	$1.84
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,505	76,086	75,425

Dividends per common share	$0.2500	$0.2500	$0.1250

Supplemental information:
(a) Includes excise taxes of:	$1,945	$1,981	$2,027
(a) Includes income from rentals of:	$48	$43	$42
(b) Includes expenses from rentals of:	$17	$15	$16
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2015	2014	2013
Consolidated net income	$139	$180	$139
Other comprehensive loss:
Foreign currency translation adjustment	(107)	(56)	(37)
Other comprehensive loss before income taxes	(107)	(56)	(37)
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive loss	(107)	(56)	(37)
Comprehensive income	32	124	102
Loss attributable to noncontrolling interests	(10)	(20)	—
Comprehensive income attributable to CST stockholders	$42	$144	$102
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$139	$180	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	17	18	4
Depreciation, amortization and accretion expense	209	147	118
Gain on the sale of assets, net	(10)	(32)	—
Asset impairments	1	3	6
Deferred income tax (benefit) expense	(7)	24	16
Changes in working capital, net of acquisitions	13	15	157
Net cash provided by operating activities	362	355	440
Cash flows from investing activities:
Capital expenditures	(343)	(285)	(200)
Proceeds from the sale of assets	13	58	—
CST acquisitions, net of cash acquired	(22)	(41)	(7)
CrossAmerica acquisitions, net of cash acquired	(177)	(45)	—
Other investing activities, net	4	1	1
Net cash used in investing activities	(525)	(312)	(206)
Cash flows from financing activities:
Purchase of CrossAmerica common units	(20)	—	—
Borrowings under the CrossAmerica revolving credit facility	352	—	—
Payments on the CrossAmerica revolving credit facility	(194)	—	—
Borrowings under the CST revolving credit facility	135	—	—
Payments on the CST revolving credit facility	(75)	—	—
Proceeds from issuance of CrossAmerica common units, net	145	—	—
Proceeds from issuance of long-term debt	—	55	500
Payments on the CST term loan facility	(47)	(34)	(12)
Purchases of treasury shares	(69)	(22)	—
Debt issuance and credit facility origination costs	—	(2)	(19)
Payments of capital lease obligations	(4)	(2)	(1)
CST dividends paid	(19)	(19)	(5)
CrossAmerica distributions paid	(55)	(12)	—
Receivables repaid by CrossAmerica related parties	2	—	—
Net transfers to Valero	—	—	(378)
Net cash provided by (used in) financing activities	151	(36)	85
Effect of foreign exchange rate changes on cash	(42)	(17)	(2)
Net increase (decrease) in cash	(54)	(10)	317
Cash at beginning of period	368	378	61
Cash at end of period	$314	$368	$378
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ NET INVESTMENT
(Millions of Dollars and Shares)

	CST Brands, Inc. Stockholders’ Equity
	Common		Treasury	Net	Retained			Non-Controlling	Total
	Stock	APIC	Stock	Investment	Earnings	AOCI	Total	Interest	Equity
Balance as of December 31, 2012	$—	$—	$—	$1,100	$—	$170	$1,270	$—	$1,270
Net income	—	—	—	43	96	—	139	—	139
Net transfers to Valero	—	—	—	(739)	—	—	(739)	—	(739)
Issuance of stock at the spin-off	1	(1)	—	—	—	—	—	—	—
Reclassification of net investment to APIC	—	404	—	(404)	—	—	—	—	—
Stock-based compensation expense	—	3	—	—	—	—	3	—	3
Dividends	—	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	—	(37)	(37)	—	(37)
Balance as of December 31, 2013	1	406	—	—	87	133	627	—	627
Recognition of noncontrolling interest due to GP Purchase	—	—	—	—	—	—	—	771	771
Net income (loss)	—	—	—	—	200	—	200	(20)	180
Stock-based compensation expense	—	10	—	—	—	—	10	3	13
Dividends	—	—	—	—	(18)	—	(18)	—	(18)
Shares issued in connection with the GP Purchase and IDR Purchase	—	72	—	—	—	—	72	—	72
Stock repurchases under buyback program	—	—	(22)	—	—	—	(22)	—	(22)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive loss	—	—	—	—	—	(56)	(56)	—	(56)
Balance as of December 31, 2014	1	488	(22)	—	269	77	813	742	1,555
Net income (loss)	—	—	—	—	149	—	149	(10)	139
Purchase price adjustment	—	—	—	—	—	—	—	(8)	(8)
Stock-based compensation expense	—	14	—	—	—	—	14	3	17
Dividends	—	—	—	—	(19)	—	(19)	—	(19)
Stock repurchases in connection with stock-based comp plans	—	—	(1)	—	—	—	(1)	—	(1)
CST and CrossAmerica treasury stock	—	(20)	(64)	—	—	—	(84)	(4)	(88)
Asset drops	—	18	—	—	—	—	18	(18)	—
Deferred tax adjustments	—	(31)	—	—	—	—	(31)	—	(31)
Distributions paid	—	8	—	—	—	—	8	(66)	(58)
CrossAmerica equity issuance	—	—	—	—	—	—	—	145	145
Issuance of CrossAmerica common units for settlement of the management fee	—	(7)	—	—	—	—	(7)	7	—
Noncontrolling interest reclassification for CrossAmerica common units acquired by CST	—	156	—	—	—	—	156	(156)	—
Other	—	1	—	—	—	—	1		1
Other comprehensive loss	—	—	—	—	—	(107)	(107)	—	(107)
Balance as of December 31, 2015	$1	$627	$(87)	$—	$399	$(30)	$910	$635	$1,545
See Notes to Consolidated and Combined Financial Statements.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND CONCENTRATION RISK
Description of Business
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the spin-off of the retail business of Valero and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
On October 1, 2014, CST completed the purchase of 100% of the membership interests in the General Partner and 100% of the IDRs of Lehigh Gas Partners LP for $17 million in cash and approximately 2.0 million shares of CST common stock for an aggregate consideration of approximately $90 million. After the purchase of the membership interest in its General Partner, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. At December 31, 2015, after giving effect to the transactions discussed in the following notes, CST owns 18.7% of the limited partner interests in CrossAmerica. See Notes 3 and 13 for additional information.
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
Our U.S. Retail segment operations are substantially a company owned and operated convenience store business. We generate profit on motor fuel sales and convenience merchandise and services (car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to ATMs). Our retail sites are operated by company employees.
Our Canadian Retail segment includes company owned and operated convenience stores, commission agents, cardlocks and heating oil operations. We generate profit on motor fuel sales, and, at our company owned and operated convenience stores. Profit is also generated on convenience merchandise sales and other services (similar to our U.S. Retail segment). We use the term “retail site” as a general term to refer to convenience stores, commission agent sites or cardlocks.
CrossAmerica is engaged in the wholesale distribution of motor fuels, the operation of convenience stores and the ownership and leasing of real estate used in the retail distribution of motor fuels. CrossAmerica is also engaged in retail operations consisting of recently acquired convenience stores. CrossAmerica’s operations are conducted entirely within the U.S.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the years ended December 31, 2015, 2014 and 2013, our U.S. Retail and Canadian Retail segments purchased $6.4 billion, $9.5 billion and $10.5 billion, respectively, of motor fuel from Valero.
CrossAmerica purchases a substantial amount of motor fuel from three suppliers. For the year ended December 31, 2015, CrossAmerica’s wholesale business purchased approximately 30%, 26% and 26% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica’s fuel purchases in 2015.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the year ended December 31, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to DMS and DMS accounted for approximately 36% of CrossAmerica’s rental income. For more information regarding transactions with DMS, see Note 13.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
These consolidated and combined financial statements were prepared in accordance with U.S. GAAP. These financial statements include the consolidated accounts of CST Brands, Inc. and subsidiaries for all periods after the spin-off. All intercompany accounts and transactions have been eliminated in consolidation.
For all periods prior to the spin-off, these financial statements include the combined accounts of direct and indirect wholly owned subsidiaries of Valero that held the assets and liabilities and reflect the operations of Valero’s retail business in the U.S. and Canada. Prior to the spin-off, these subsidiaries did not carry out any transactions with each other during the years presented; therefore, there were no transactions or accounts to be eliminated in connection with the combination.
CrossAmerica is a consolidated variable interest entity. The amounts shown in the parenthetical presentation on the consolidated balance sheet represent the assets of CrossAmerica that can only be used to settle the obligations of CrossAmerica and the liabilities of CrossAmerica for which creditors have no access to the assets or general credit of CST. CrossAmerica’s financial results are included in our results of operations from October 1, 2014 forward.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Business Combinations
We account for business combinations in accordance with the guidance under ASC 805–Business Combinations. Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

acquisition, such as through depreciation and amortization. For more information on our acquisitions and application of the acquisition method, see Note 3.
Goodwill
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment test of goodwill is performed as of the October 1 of our fiscal year.
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
Beginning in the last half of 2014, there were severe disruptions in the crude oil commodities markets that contributed to a significant decline in CrossAmerica’s common unit price, which we deemed this to be an indicator that goodwill may be impaired, and accordingly, we performed a step one analysis during the third quarter of 2015. The impairment analysis performed in the third quarter of 2015 indicated that goodwill was not impaired. Additionally, we performed our annual goodwill impairment test during the fourth quarter of 2015, which indicated that goodwill was not impaired. See Note 9 for additional information regarding our impairment analysis.
Intangible Assets
Intangible assets are recorded at fair value at the date of acquisition and primarily relate to fuel supply agreements and distribution agreements in our CrossAmerica segment and customer lists in our Canadian Retail segment. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.
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
Asset Retirement Obligations
We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove USTs used to store motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.
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
Revenues from leasing arrangements for which CrossAmerica is the lessor are recognized ratably over the term of the underlying lease.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•	Volume rebates of merchandise are recorded as reductions to cost of sales when the merchandise qualifying for the rebate is sold.

•	Slotting and stocking allowances received from a vendor are recorded as a reduction to cost of sales over the period covered by the agreement.
The aggregate amounts recorded as a reduction to cost of sales for vendor allowances and rebates for the years ended December 31, 2015, 2014 and 2013 were $69 million, $71 million and $71 million, respectively. The recording of vendor allowances and rebates does not require us to make any significant estimates.
Stock-Based Compensation
We have granted non-qualified stock options and restricted stock awards to certain employees. Stock-based compensation expense is based on the estimated grant-date fair value of the award. We recognize this compensation expense over the requisite service period of the award.
CrossAmerica has granted phantom units and other awards to certain of our employees who perform services for CrossAmerica. The value of these grants are remeasured at fair value at each balance sheet reporting date based on the fair market value of CrossAmerica’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term. The liability for the future grant of common units is included in accrued expenses and other current liabilities on the balance sheet.
Cost of Sales
We include in our cost of sales all costs we incur to acquire motor fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. A component of our cost of sales is the discount for prompt payment and other volume rebates, discounts and incentives offered by our motor fuel suppliers. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of these discounts varies with motor fuel prices. Cost of sales does not include any depreciation of our property and equipment, as these amounts are included in depreciation, amortization and accretion expense on our statements of income.
Motor Fuel Taxes
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
Financial Instruments
Our financial instruments include cash, accounts receivable, payables, our credit facilities, capital lease obligations, and trade payables. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 5.
New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective January 1, 2016; CST has chosen to early adopt. The guidance was applied retrospectively to all periods presented and resulted in a reclassification from current assets to noncurrent liabilities of $12 million for the years ending December 31, 2015 and 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In September 2015, the FASB issued ASU 2015-16-Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The guidance is to be applied on a prospective basis to adjustments to provisional amounts that occur after the effective date. This guidance is effective January 1, 2016, with early adoption permitted for financial statements that have not yet been made available for issuance. The company has elected early adoption of the updated accounting standard, noting that although management has made adjustments to provisional amounts recognized in prior business combinations, those adjustments have not been material and would not have resulted in retrospective application. As such, early adoption of this guidance does not have a significant impact on the financial statements.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. CST has chosen to early adopt. The guidance was applied on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance which resulted in a reclassification from noncurrent assets to debt and capital lease obligations of $18 million and $23 million for the years ending December 31, 2015 and 2014, respectively.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 3.ACQUISITIONS AND DIVESTITURES
GP Purchase and IDR Purchase
During 2015, we finalized the valuation of CrossAmerica, which resulted in adjustments to certain property and equipment, goodwill, current liabilities, other liabilities and related deferred tax effects as follows (in millions):

	Preliminary Purchase Price Allocation	Fair Value Adjustments	Final Adjusted Purchase Price Allocation
Current assets (excluding inventories)	$74	$—	$74
Inventories	14	—	14
Property and equipment	436	(13)	423
Intangibles	367	—	367
Goodwill	213	110	323
Other assets	18	—	18
Current liabilities	(65)	(3)	(68)
Long-term debt and capital leases	(236)	—	(236)
Deferred tax liabilities	(33)	(5)	(38)
Other liabilities	(17)	(2)	(19)
Non-controlling interest	(771)	4	(767)
Total consideration	$—	$91	$91
During 2015, management reviewed the final information it needed to complete the fair market value appraisal of certain property and equipment of CrossAmerica, which resulted in an adjustment to goodwill of $110 million. The adjustment to property and equipment resulted from obtaining additional information for the fair value determination for certain retail sites. This adjustment to property and equipment resulted in an immaterial adjustment to previously recognized depreciation and amortization expense, which was recorded in the first nine months of 2015. In addition, in finalizing the acquisition accounting, we concluded that the $91 million paid by CST for the GP Purchase and IDR Purchase was more appropriately reflected as additional acquisition consideration instead of a separately identifiable indefinite-lived intangible asset. Accordingly, during the third quarter of 2015, we recorded an additional $91 million of goodwill allocable to our CrossAmerica segment and reduced the carrying value of our intangible assets by the same amount.
We engaged an independent third-party valuation services firm to assist in the calculation of the fair value of CrossAmerica’s assets and liabilities. The fair value of CrossAmerica was based on its enterprise value on the date of acquisition as principally determined by the closing price of its common units trading on the New York Stock Exchange ($33.97 per share on September 30, 2014), which resulted in a portion of the purchase price being allocated to goodwill. Therefore, a future, sustained decline in the enterprise value of CrossAmerica could result in an impairment to part or all of the associated goodwill. See Note 9 for additional discussion of our goodwill.
Acquisition of Nice N Easy
In November 2014, CST and CrossAmerica jointly purchased the assets of Nice N Easy Grocery Shoppes (“Nice N Easy”). CrossAmerica purchased the real property of 23 fee sites as well as certain wholesale fuel distribution assets. CST purchased the retail operations of 32 company-operated convenience stores and certain other assets, including certain personal property, inventory and working capital. All of the Nice N Easy sites are located in the state of New York. CrossAmerica entered into a lease agreement on the acquired real estate with CST at a “triple net” lease rate of 7.5% of the fair value of the property at inception of the lease and CrossAmerica provides wholesale fuel supply to certain of these sites under long term agreements with a fuel gross profit margin of approximately $0.06 per gallon. The aggregate purchase price paid by CST was $21 million, plus working capital, and the aggregate purchase price paid by CrossAmerica was $54 million.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired at the acquisition date (in millions):

Property and equipment	$50
Intangible assets	4
Deferred tax assets	4
Goodwill	17
Total consideration	$75
Acquisition of Landmark
In January 2015, CST and CrossAmerica jointly purchased 22 convenience stores from Landmark. CrossAmerica purchased the real property of the 22 fee sites for $41 million. CST purchased the personal property, working capital and the convenience store operations for $22 million. During the second quarter of 2015, we finalized the valuation of Landmark.
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
The fair value of property and equipment, which consisted of land, buildings, building improvements, underground storage tanks and other equipment, was based on a cost approach. The buildings, equipment and underground storage tanks are being depreciated on a straight-line basis, with estimated useful lives of up to 20 years.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and separate purchases of certain related assets with an aggregate purchase price of $82 million, net of $3 million cash acquired, subject to certain post-closing adjustments. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. The convenience store operations of Erickson are classified as non-core and are included in the CrossAmerica segment.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, February 12, 2015 (in millions):

Current assets (excluding inventories)	$4
Inventories	8
Property and equipment	75
Intangible assets	14
Goodwill	27
Current liabilities	(16)
Deferred tax liabilities	(28)
Asset retirement obligations	(2)
Total consideration, net of cash acquired	$82
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 15 years for the buildings and 5 to 30 years for equipment.
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
Management continues to review the valuation and is confirming the result to determine the final purchase price allocation.
Drop Down of CST Fuel Supply Equity Interests
In January 2015 and July 2015, we closed on the sale of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply to CrossAmerica in exchange for aggregate consideration of $171 million, including 4.8 million common units and cash in the amount of $18 million.
As of February 17, 2016, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%.
Because these transactions were between entities under common control, a gain on the sale of CST Fuel Supply and the NTIs discussed below is not reflected in our consolidated income statement and we eliminated our limited partner interest from our consolidated balance sheet.
See Note 13 for additional information.
Sale and Lease Back of NTIs
In July 2015, we completed the contribution and sale of 29 NTIs to CrossAmerica in exchange for an aggregate consideration of $134 million on the date of closing, including 0.3 million common units and cash in the amount of $124 million. CrossAmerica leased the real property associated with the NTIs back to us and we will continue to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property at lease inception.

Based on our credit facility agreement, CST is required to use the cash proceeds from these transactions to repay debt or reinvest in our business through asset or business acquisitions or capital expenditures in the ordinary course of business. This transaction was approved by the independent conflicts committee of the Board of Directors of the General Partner and our independent executive committee and full Board of Directors. We accounted for the sale as entities under common control.
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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, July 1, 2015 (in millions):

Current assets (excluding inventories)	$1
Inventories	5
Property and equipment	41
Intangible assets	6
Other assets	—
Current liabilities	(4)
Asset retirement obligations	(1)
Other liabilities	(3)
Total consideration, net of cash acquired	$45
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and 7 to 30 years for equipment.
The $4 million fair value of the wholesale fuel distribution rights included in intangibles was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
The $1 million fair value of the wholesale fuel supply agreements was based on an income approach, and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on an accelerated basis over an estimated useful life of approximately 10 years.
Management continues to review the valuation and is confirming the results to determine the final purchase price allocation.
Subsequent Event—Acquisition of Flash Foods
On February 1, 2016, we closed on the purchase of all of the issued and outstanding equity interests in Flash Foods for an aggregate purchase price of approximately $425 million, plus working capital. Flash Foods operates 165 convenience stores located in Georgia and Florida, which sell Flash Foods-branded fuel, 21 branded quick service restaurants, a land bank of 13 real estate sites to build NTIs, a merchandise distribution company with a 90,000 square foot distribution center in Georgia and a motor fuel supply company with access to the Colonial and Plantation Pipelines, leased storage and a company owned transportation fleet. This transaction gives us a market presence in the Southeast, where we can expand through NTIs and expanded food and grocery offerings in the existing Flash Food stores.
Subsequent Event—Acquisition of franchise Holiday Stationstores
On January 6, 2016, CrossAmerica announced it had entered into a definitive agreement to acquire 31 franchise Holiday Stationstores located in Wisconsin and Minnesota that are being sold by SSG Corporation for approximately $49 million. Of the 31 company-operated stores, 28 are located in Wisconsin and 3 are located in Minnesota. The acquisition is subject to customary conditions to closing and is expected to close in the first half of 2016.
Pro Forma Results (Unaudited)
Our pro forma results, giving effect to the CrossAmerica, Landmark, Erickson and One Stop acquisitions and assuming an acquisition date of January 1, 2014, would have been (in millions, except per share amounts):

	Year Ended December 31,
	2015	2014
	(unaudited)
Total revenues	$11,567	$15,280
Net income attributable to CST stockholders	$149	$200
Net income (loss) per share - diluted	$1.95	$2.63
Divestitures
During the fourth quarter of 2014, we closed on the sale of 71 convenience stores that were identified for divestiture as part of our network optimization plan and recognized a gain of $32 million in “Gain on sale of assets, net” on the consolidated statement of income.
During the year ended December 31, 2015, CST closed on the sale of 25 convenience stores related to our network optimization plan and recognized a gain of $7 million in “Gain on sale of assets, net” on the consolidated statements of income.
On November 4, 2015, we announced our decision to evaluate strategic options for our California market. The 76 stores included in this market have historically produced strong motor fuel volume sales but consistently fall below the average of our network on merchandise sales and merchandise gross profit dollars because their average square footage is half the average size of convenience stores in our U.S. Retail segment. The smaller store size significantly inhibits our ability to implement our grocery and food expansion programs. Moreover, the smaller average lot size effectively blocks our efforts to expand our store offering through raze and rebuild efforts on existing sites.
Our NTI growth strategy is focused in those markets where there is a significant new store growth opportunity. Increasing California real estate prices, coupled with a stringent permit and regulatory environment, preclude us from implementing our NTI growth

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

program in California. However, with above average gallons per store per day at many of these retail sites, the California market has been a solid contributor to our consolidated gross profit and, we believe, will provide us with the opportunity to evaluate several strategic options. One of these options is potentially doing a tax efficient like-kind exchange for the assets acquired in the Flash Foods acquisition. We have engaged a financial advisor and plan to complete our review of the strategic alternatives for the California market during the second quarter of 2016.

Note 4.	ASSET IMPAIRMENTS
Where applicable, our retail sites are the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of long-lived assets. Cash flows from each retail site vary from year to year and as a result, we identified and recorded asset impairments in 2015 and 2014 of $1 million and $3 million, respectively, as changes in market demographics, traffic patterns, competition and other factors impacted the overall operations of certain of our individual retail sites.
For each retail site where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the retail site’s carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these retail sites to measure the impairment. To estimate the fair value of our retail sites, we primarily used a discounted cash flow method that reflected internally developed cash flows that included, among other things, our expectations of future cash flows based on sales volume, gross profits, operating expenses, discount rates and an estimated fair value of the land.
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
Note 5.FAIR VALUE MEASUREMENTS
General
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
The aggregate fair value and carrying amount of the CST senior notes, credit facility and term loan at December 31, 2015 and 2014 were $1.0 billion and $1.0 billion, respectively. The fair value of the CST term loan and credit facility approximate their carrying value due to the frequency with which interest rates are reset. The fair value of the CST senior notes is determined primarily using quoted prices of over the counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $358 million as of December 31, 2015 and $200 million as of December 31, 2014 due to the frequency with which interest rates are reset.
Nonfinancial assets, such as property and equipment, and nonfinancial liabilities are recognized at their carrying amounts in our balance sheets. U.S. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values on a recurring basis. However, U.S. GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The following table displays valuation techniques for our nonfinancial assets measured at fair value on a nonrecurring basis as of December 31, 2015, 2014 and 2013 (in millions):

	Valuation Techniques	Fair Value	Net Book Value	Impairment
Level 3 assets as of December 31, 2015:
Property and equipment	Income approach	$—	$1	$1
Level 3 assets as of December 31, 2014:
Property and equipment	Income approach	$2	$3	$1
Level 3 assets as of December 31, 2013:
Property and equipment	Income approach	$4	$10	$6

Note 6.	RECEIVABLES
Receivables consisted of the following (in millions):

	December 31,
	2015	2014
Trade receivables	$89	$124
Other	47	50
Total receivables	136	174
Allowance for doubtful accounts	(1)	(1)
Receivables, net	$135	$173
Changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance as of beginning of year	$1	$1	$2
Acquisitions	—	—	—
Increase in allowance charged to expense	—	—	—
Accounts charged against the allowance, net of recoveries	—	—	(1)
Balance as of end of year	$1	$1	$1

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7.     INVENTORIES
Inventories consisted of the following (in millions):

	December 31,
	2015	2014
Convenience store merchandise	$139	$128
Motor fuel	83	92
Supplies	2	1
Inventories	$224	$221
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of December 31, 2015, the replacement cost (market value) of our U.S. motor fuel inventories equaled their LIFO carrying amount. As of December 31, 2014, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $2 million. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.
Note 8. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	December 31,
	2015	2014
Land	$710	$580
Buildings	696	678
Equipment	939	795
Land improvements and leasehold improvements	323	311
Other	197	192
Asset retirement obligation	78	68
Construction in progress	67	38
Property and equipment, at cost	3,010	2,662
Accumulated depreciation	(786)	(705)
Property and equipment, net	$2,224	$1,957
Other property and equipment noted in the table above consists primarily of signage and other imaging assets and computer hardware and software.
Depreciation expense related to CST for the years ended December 31, 2015, 2014 and 2013 was $122 million, $114 million and $106 million, respectively. Depreciation expense related to CrossAmerica for the year ended December 31, 2015 and the three months ended December 31, 2014 was $42 million and $8 million, respectively.
CST had certain retail sites under capital leases totaling $18 million and $10 million as of December 31, 2015 and 2014, respectively. Accumulated depreciation on assets under capital leases was $5 million and $4 million as of December 31, 2015 and 2014, respectively.
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites, and because CrossAmerica has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these sites, as well as certain leases accounted for as capital leases. The total cost and accumulated amortization of property and equipment recorded by CrossAmerica under sale leaseback transactions and capital leases was $58 million and $17 million, respectively, at December 31, 2015 and $54 million and $13 million, respectively, at December 31, 2014.
See Note 14 for future minimum rental payments on capital lease obligations.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. GOODWILL
Changes in goodwill during the year ended December 31, 2015 consisted of the following (in millions):

	U.S. Segment	Canada Segment	CrossAmerica	Consolidated
Balance at December 31, 2013	$18	$—	$—	$18
Acquisitions	1	—	223	224
Balance at December 31, 2014	19	—	223	242
Acquisitions	16	2	41	59
Purchase price adjustment	—	—	119	119
Balance at December 31, 2015	$35	$2	$383	$420
See Note 3 under the heading “GP Purchase and IDR Purchase.”
All of the goodwill derived from the GP Purchase, which was $323 million, was allocated among two reporting units that comprise the CrossAmerica segment. These reporting units are CrossAmerica’s retail and wholesale operations.
Beginning in the last half of 2014, there were severe disruptions in the crude oil commodities markets that contributed to a significant decline in CrossAmerica’s common unit price. As a result, during the third quarter of 2015, CrossAmerica’s equity market capitalization fell below its net asset value at the time of the GP Purchase. We deemed this to be an indicator that goodwill may be impaired, and accordingly, we performed a step one analysis pursuant to ASC 350—Intangibles–Goodwill and Other (“ASC 350”) to evaluate the potential impairment of our goodwill within the CrossAmerica reporting units. The goodwill allocated to the wholesale and retail reporting units on October 1, 2015, the date of the analysis, was $317 million and $64 million, respectively. Based on this analysis, we determined that the fair value exceeded the carrying value of each of the CrossAmerica reporting units and accordingly, the goodwill was not impaired during the interim testing period.
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
For purposes of our annual goodwill impairment test for our other segments, we performed a qualitative assessment. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill was not impaired at December 31, 2015.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US:
Indefinite-lived intangible assets (a)	—	—	—	91	—	$91
Other	8	(1)	7	7	(1)	6
US total	8	(1)	7	98	(1)	97
Canada:
Customer lists(b)	92	(80)	12	106	(87)	19
Total US and Canada	100	(81)	19	204	(88)	116
CrossAmerica:
Wholesale fuel supply contracts/rights	388	(56)	332	384	(25)	359
Below market leases	11	(5)	6	10	(3)	7
Other	6	(4)	2	5	(1)	4
Total CrossAmerica	405	(65)	340	399	(29)	370
Consolidated total	$505	$(146)	$359	$603	$(117)	$486

(a)
In finalizing the acquisition accounting of CrossAmerica, we concluded that the $91 million paid by CST for the GP Purchase and IDR Purchase was more appropriately reflected as additional acquisition consideration instead of a separately identifiable indefinite-lived intangible asset. Accordingly, during the third quarter of 2015, we recorded an additional $91 million of goodwill allocable to our CrossAmerica segment and reduced the carrying value of our intangible assets by the same amount.

(b)
Our customer lists in our Canadian Retail segment are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

Finite lived intangible assets in our Canadian Retail segment primarily relate to customer lists, which are amortized on a straight-line basis over 15 years. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.
Finite lived intangible assets in our CrossAmerica segment relate to wholesale fuel supply contracts/rights, trademarks, covenants not to compete and above and below market leases. Intangible assets associated with wholesale fuel supply contracts/rights are amortized over 10 years and trademarks are amortized over 5 years. Covenants not to compete are amortized over the shorter of the contract term or 5 years. Intangible assets associated with above and below market leases are amortized over the lease term, which approximates 5 years. As discussed in Note 3, the value of CrossAmerica’s intangibles were stepped up at the date of the GP Purchase. In general, the stepped up values of the intangibles are being amortized over 15 years.
Amortization expense related to CST intangible assets was $7 million, $8 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate amortization expense for CST is expected to be $7 million, $7 million, $1 million, $1 million and $1 million for years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.
Amortization expense related to CrossAmerica intangible assets was $31 million for the year ended December 31, 2015 and $10 million for the three months ended December 31, 2014. Aggregate amortization expense for CrossAmerica is expected to be $31 million, $31 million, $30 million, $28 million, and $27 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses consisted of the following (in millions):

	December 31,
	2015	2014
Wage and other employee-related liabilities	$32	$42
Environmental liabilities	2	2
Self-insurance accruals (see Note 14)	1	1
Asset retirement obligations	3	3
Accrued interest	6	5
Other	27	26
Total accrued expenses	$71	$79
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2015	2014
Environmental liabilities	$3	$3
Self-insurance accruals (see Note 14)	16	17
Other	39	37
Total other long-term liabilities	$58	$57
Other
Other accrued expenses include accrued liabilities for legal matters that are both probable and reasonably estimable, unearned revenue related to our Canadian heating oil operations and various other items, none of which are material.
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
Changes in our asset retirement obligations were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Asset retirement obligations as of beginning of year	$105	$82	$79
Acquisition of CrossAmerica	—	19	—
Additions to accrual	13	7	1
Accretion expense	5	5	4
Settlements	(4)	(6)	(1)
Foreign currency translation	(3)	(2)	(1)
Asset retirement obligations as of end of year	$116	$105	$82
Less current portion (included in accrued expenses)	(3)	(3)	(3)
Asset retirement obligations, less current portion	$113	$102	$79

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	December 31,
	2015	2014
CST debt and capital leases:(a)
Revolving credit facility	$60	$—
Term loan due 2019	406	453
5.00% senior notes due 2023	550	550
Total CST outstanding debt	1,016	1,003
Deferred financing fees	(14)	(16)
Capital leases	14	11
Total CST debt and capital leases	$1,016	$998
CrossAmerica debt and capital leases:(b)
Revolving credit facility	$358	$200
Other debt	27	27
Total CrossAmerica outstanding debt	385	227
Deferred financing fees	(4)	(7)
Capital leases	59	63
Total CrossAmerica debt and capital leases	$440	$283
Total consolidated debt and capital lease obligations outstanding	$1,456	$1,281
Less current portion of CST	130	48
Less current portion of CrossAmerica	9	29
Consolidated debt and capital lease obligations, less current portion	$1,317	$1,204
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
The following table presents principal payments due for each of the next five years and thereafter (in millions):

Years Ending December 31,	CST	CrossAmerica	Total Consolidated Principal to be Repaid
2016	$129	$6	$135
2017	75	5	80
2018	75	6	81
2019	187	364	551
2020	—	4	4
Thereafter	550	—	550
Total	$1,016	$385	$1,401
CST 5% Senior Notes
The CST 5% senior notes are guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries. The notes and the guarantees are unsecured senior obligations of CST and the guarantor subsidiaries, respectively. Accordingly, they are: equal in right of payment with all of CST’s and the guarantors’ existing and future senior unsecured indebtedness; senior in right of payment to any of CST’s and the guarantors’ future subordinated indebtedness; effectively subordinated to all of CST’s and the guarantors’ existing and future secured indebtedness, including indebtedness under CST’s new credit facilities; and effectively subordinated to all future indebtedness and other liabilities, including trade payables, of CST’s non-guarantor

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

subsidiaries (other than indebtedness and other liabilities owed to CST). CrossAmerica is not a guarantor to these obligations and the subsidiary that owns CrossAmerica is an unrestricted subsidiary as defined in the indenture.
If CST sells certain assets (including drop downs to CrossAmerica) and does not repay certain debt or reinvest the proceeds of such sales (as defined in the indenture) within certain periods of time, CST will be required to use such proceeds to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Upon the occurrence of certain specific change of control events, CST will be required to offer to repurchase all outstanding notes at 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
The indenture governing the notes, among other things, imposes limitations on CST’s ability to: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock; make specified types of investments and acquisitions; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies.
CST Amended Credit Facility
On January 29, 2016, CST amended its credit facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended credit facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment.
CST’s amended credit facility provides for an initial aggregate amount of $1.0 billion in financing, with a final maturity date on September 30, 2019, consisting of the following:

•	a funded term loan in an initial aggregate principal amount of $500 million, which has amortized to $406 million as of December 31, 2015; and

•	a revolving credit facility with up to an aggregate principal amount of borrowings of $500 million.
This amended credit facility is guaranteed by CST’s domestic subsidiaries and secured by security interests and liens on substantially all of CST’s domestic subsidiaries’ assets, including 100% of the capital stock of CST’s domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting equity interests of material, first-tier, foreign subsidiaries, subject to certain customary exceptions. This amended credit facility has, among others, the following terms:

•
subject to exclusions, mandatory prepayments with the net cash proceeds of certain asset sales (including drop downs to CrossAmerica), insurance proceeds or condemnation awards, the incurrence of certain indebtedness and our excess cash flow (as defined in the credit agreement);

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on CST and CST’s guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio initially set at 3.75 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on capital expenditures. As of December 31, 2015, CST was in compliance with these covenants.

Outstanding borrowings currently under this credit facility bear a weighted average interest of 1.74% as of December 31, 2015.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Borrowings under the Amendment (in addition to existing collateral) are secured by the IDRs and common units of CrossAmerica owned by CST and other credit parties.
Availability under this revolving credit facility (expires 2019) was as follows (in millions):

	December 31,
	2015	2014
Total available credit facility limit	$300	$300
Draws outstanding on revolving credit facility	(60)	—
Letters of credit outstanding	(4)	(3)
Maximum leverage ratio constraint	—	—
Total available and undrawn	$236	$297
CrossAmerica Credit Facility
At the date of the GP Purchase, CrossAmerica entered into an amended and restated credit agreement. This credit facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550 million, under which swing-line loans may be drawn up to $10 million and standby letters of credit may be issued up to an aggregate of $45 million. This credit facility may be increased, from time to time, upon CrossAmerica’s written request, subject to certain conditions, up to an additional $100 million. All obligations under the credit facility are secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability at December 31, 2015 under the credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $100.0 million. The weighted-average interest rate on outstanding borrowings at December 31, 2015, was 3.06%.
CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50 to 1.00, except for periods following a material acquisition. The total leverage ratio shall not exceed 5.00 to 1.00 for the first two full fiscal quarters following the closing of a material acquisition or 5.50 to 1.00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175 million or greater. CrossAmerica is also required to maintain a senior leverage ratio (as defined) after the issuance of qualified senior notes of $175 million or greater of less than or equal to 3.00 to 1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00. CrossAmerica was in compliance with these covenants as of December 31, 2015.
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
CrossAmerica Other Debt
CrossAmerica entered into a lease for certain sites for which CrossAmerica is obligated to purchase these sites, at the election of the seller in approximately equal parts over a 5 year period for an average of $5 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. CrossAmerica recorded $26 million of debt, which was determined to be its fair value, and the payments made until the purchase will be classified as interest expense.
CrossAmerica also issued a $1 million note payable in connection with a 2013 acquisition. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these sites.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related-party and account for these transactions as entities under common control.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment under a master fuel distribution agreement and a master lease agreement having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon and the lease agreement is a triple net lease with an annual lease rate of 7.5% of the fair value of the leased property at inception. The U.S. Retail segment purchased approximately 78 million gallons of motor fuel from CrossAmerica and incurred rent expense on retail sites leased from CrossAmerica of $9 million during the year ended December 31, 2015. The U.S. Retail segment purchased approximately 6 million gallons of motor fuel from CrossAmerica and incurred rent expense on retail sites leased from CrossAmerica of $1 million during the three months ended December 31, 2014. Amounts payable to CrossAmerica totaled $2 million and $2 million at December 31, 2015 and December 31, 2014, respectively, related to these transactions.
Sale of CST Fuel Supply Equity Interests to CrossAmerica
We accounted for the January and July 2015 sales of equity interests in CST Fuel Supply to CrossAmerica as entities under common control. Refer to Note 3 for additional discussion.
CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica.
CST distributed $11 million in cash to CrossAmerica during the year ended December 31, 2015 related to its equity ownership interests in CST Fuel Supply.
Sale and Lease Back of NTIs
In July 2015, we completed the sale and lease back of 29 NTIs with CrossAmerica. We accounted for the sale as entities under common control. The rental income and expense associated with the lease of the NTIs is eliminated in consolidation. Refer to Note 3 for additional discussion.
Amended Omnibus Agreement
We entered into the Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, DMI, DMS, CST Services LLC and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement, which was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. CrossAmerica paid CST $4 million in cash for the fixed and variable fees for the first quarter of 2015. Additionally, CST allocated $5 million in non-cash stock-based compensation and incentive compensation costs to CrossAmerica for the year ended December 31, 2015. Receivables from CrossAmerica were $9 million and $0.1 million at December 31, 2015 and December 31, 2014, respectively. As approved by the independent conflicts committee of the General Partner and the executive committee of our Board of Directors, CrossAmerica and CST mutually agreed to settle the second, third and fourth quarter 2015 amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. As a result, in July 2015, CST received from CrossAmerica 145,056 limited partner units valued at approximately $4 million related to the second quarter, in October 2015, CST received from CrossAmerica 114,256 limited partner units valued at approximately $3 million related to the third quarter. CST and CrossAmerica have not yet settled the fourth quarter management fee in limited partner units. Effective January 1, 2016, the fixed component of the management fee was increased to $856,000 per month, which was approved by the executive committee of the Board of Directors of CST and on behalf of CrossAmerica by the independent conflicts committee of the Board of Directors of the General Partner of CrossAmerica. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
IDR and Common Unit Distributions
CST received cash distributions of $1 million and $8 million related to its investment in CrossAmerica’s IDRs and common units, respectively, during the year ended December 31, 2015.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenues from fuel sales and rental income from DMS were as follows (in millions):

	Year Ended December 31,
	2015	2014
Revenues from fuel sales to DMS	323	676
Rental income from DMS	19	20
Motor fuel is sold to DMS at CrossAmerica’s cost plus a fixed mark-up per gallon. Receivables from DMS totaled $7 million and $10 million at December 31, 2015 and December 31, 2014, respectively.
Aircraft Usage Costs
From time to time, CST uses an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board and her husband. CST incurred $0.2 million for the year ended December 31, 2015 for the use of this aircraft.
From time to time, CrossAmerica uses aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and another member of CrossAmerica’s Board of Directors as previously approved in August 2013 by the independent conflicts committee of the General Partner. CrossAmerica incurred $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, for the use of these aircrafts.
CrossAmerica Principal Executive Offices
The CrossAmerica principal executive offices are in Allentown, Pennsylvania in office space leased from DMI as of December 31, 2015. Total rent expense for the office space was $0.3 million during the year ended 2015.
Zimri DM, LLC
In connection with CrossAmerica’s purchase of Petroleum Marketers, Incorporated (“PMI”) in May 2014, CrossAmerica divested the PMI lubricants business, which was subsequently purchased by a company affiliated with Joseph V. Topper, Jr. (“Zimri”). PMI provided certain services to Zimri pursuant to a transition services agreement. All services have been terminated and no amounts are outstanding.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the Board. CrossAmerica incurred $1.3 million, $1.4 million and $0.3 million with this related party for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 14. COMMITMENTS AND CONTINGENCIES
Leases
We have long-term operating lease commitments for land, office facilities, retail sites, retail site buildings and related equipment that generally contain renewal options for periods ranging from five to ten years. In addition to minimum rental payments, certain leases require additional contingent payments based on motor fuel volume sold. We also have capital lease commitments for certain retail sites as described in Note 8. In most cases, we expect that in the normal course of business, our leases will be renewed or replaced by other leases.
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites, and as CrossAmerica has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations and are included in the table below. CrossAmerica also leases certain fuel stations and equipment under lease agreements accounted for as capital lease obligations.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2015, our consolidated future minimum lease payments for (i) operating leases having initial or remaining noncancelable lease terms in excess of one year and (ii) capital leases were as follows (in millions):

	Operating Leases
	CST	CrossAmerica	Total
2016	$40	$18	$58
2017	37	17	54
2018	33	15	48
2019	29	13	42
2020	26	11	37
Thereafter	111	48	159
Total minimum rental payments	$276	$122	$398

	Capital Leases
	CST	CrossAmerica	Total
2016	$4	$6	$10
2017	4	6	10
2018	4	6	10
2019	3	6	9
2020	3	6	9
Thereafter	15	58	73
Total minimum rental payments	$33	$88	$121
Less amount representing interest	(18)	(29)	(47)
Net minimum rental payments	$15	$59	$74
Rental expense was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Minimum rental expense	$59	$33	$28
Contingent rental expense	19	20	22
Total rental expense	$78	$53	$50
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

by the Canadian Competition Bureau, which resulted in limited guilty pleas by Ultramar and two former employees and charges laid against several alleged co-conspirators. The guilty pleas followed an extensive government investigation and was confined to a limited time period and limited geographic area around Thetford Mines and Victoriaville in Québec.
As a result, four class actions were filed on the same day in the matters of (i) Simon Jacques vs. Ultramar et al in the Superior Court of Québec, District of Québec City, (ii) Daniel Thouin/ Marcel Lafontaine vs. Ultramar et al, Superior Court of Québec, District of Montreal, (iii) Michael Jeanson et al vs. Ultramar et al, Superior Court of Québec, District of Hull and (iv) Thibeau vs. Ultramar et al, Superior Court of Québec, District of Montreal. As required, pursuant to the civil procedure rules in effect, the first filed claim is given priority, and the others are suspended pending final judgment on the first filed claim. The plaintiffs’ lawsuits alleged the existence of a conspiracy beyond the scope of the time and geographic regions of the guilty pleas. Hearings on class suitability took place in September 2009, and in November 2009 and the court allowed plaintiffs to assert claims for a time range of 2002 to 2006, but limited the geographic area of the claims to the four limited markets, which were the subject of the investigation by the Competition Bureau. Plaintiffs amended their claims to assert claims, which include claims for 2001 and claims for interest and attorneys fees. During the fourth quarter of 2012, we concluded a loss was probable and reasonably estimable and as such, we recorded an immaterial loss contingency liability for the amount we believe could be assessed against Ultramar. Due to the inherent uncertainty of litigation, we believe it is reasonably possible that CST may suffer a loss in excess of the amount recorded that could have a material adverse effect on our results of operations, financial position or liquidity with respect to one or more of the lawsuits. Ultramar intends to vigorously contest the scope of alleged liability and damages.
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
As of December 31, 2015 and 2014, our environmental reserves recorded in the consolidated financial statements were $5 million and $5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.
Self-Insurance Matters
We are partially self-insured for our general liability insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. All of our liability and property insurance policies contain retention and deductible clauses that limit our loss exposure. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an employee injury plan in compliance with the Employee Retirement Income Security Act of 1974 in the U.S., which is self-insured. For our U.S. operations outside of Texas, we maintain statutory workers’ compensation insurance, which is partially self-insured. In Canada, we are a subscriber under the public system workers’ compensation of the provinces where we operate. As of December 31, 2015, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 31, 2015. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $17 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position, results of operations and cash flows. Valero has fully indemnified us for the portion of the liability relating to claims incurred up to the date of the separation and the distribution and we accordingly have an associated asset of $14 million related to these claims.
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
Note 15. EQUITY
CST Share Activity
A total of 250 million shares of CST common stock, $0.01 par value, have been authorized of which, 77,749,964 were issued and 75,615,766 were outstanding as of December 31, 2015, and 77,674,450 were issued and 77,161,736 were outstanding as of December 31, 2014. Included in these amounts were 140,053 and 176,323 shares as of December 31, 2015 and December 31, 2014, respectively, which represent restricted shares that were not yet vested.
In connection with the GP Purchase and IDR Purchase, we issued 2,044,490 unregistered shares of our common stock on October 1, 2014.
Activity related to shares of CST’s common stock and treasury stock was as follows (in thousands):

	Common Stock	Treasury Stock
Balance at December 31, 2013	75,600	—
Transactions in connection with stock-based compensation plans:
Stock issuances	30	—
Stock repurchases	—	(11)
Issuance of stock for the GP Purchase and IDR Purchase	2,044	—
Stock repurchases under buyback program	—	(502)
Balance at December 31, 2014	77,674	(513)
Transactions in connection with stock-based compensation plans:
Stock issuances	76	—
Stock repurchases	—	(29)
Stock repurchases under buyback program	—	(1,592)
Balance at December 31, 2015	77,750	(2,134)

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CST Treasury Stock
For the year ended December 31, 2015, we purchased 1,592,477 of our common shares for a total purchase price of $64 million as part of our publicly announced share repurchase program. During this period we also withheld 29,007 shares of our common stock with a total fair value of $1 million in connection with withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units.
CST Dividends
We paid regular quarterly cash dividends of $0.0625 per CST common share each quarter, commencing with the quarter ended September 30, 2013. The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future. Quarterly dividend activity for 2015 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
March 31, 2015	March 31, 2015	April 15, 2015	$0.0625	$5
June 30, 2015	June 30, 2015	July 15, 2015	$0.0625	$5
September 30, 2015	September 30, 2015	October 15, 2015	$0.0625	$5
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
CrossAmerica Distributions
Since the closing of its Initial Public Offering, CrossAmerica has increased its quarterly distribution from $0.4375 per unit to $0.5925 per unit. Quarterly distribution activity for 2015 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
March 31, 2015	June 15, 2015	June 19, 2015	$0.5475	$14
June 30, 2015	September 4, 2015	September 11, 2015	$0.5625	$18
September 30, 2015	November 18, 2015	November 25, 2015	$0.5775	$20
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
The amount of any distribution is subject to the discretion of the Board of Directors of CrossAmerica’s General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the year ended December 31, 2015, CrossAmerica made distributions to CST of $1 million and $8 million with respect to our investment in the IDRs and common units, respectively.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CST Stock Repurchase Plan
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market and in private transactions, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. For the year ended December 31, 2015, we purchased 1,592,477 common shares for approximately $64 million under our stock repurchase program. The following table shows our share repurchase activity since inception of the plan through December 31, 2015:

Quarter Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased	Amount Remaining under the Plan
December 31, 2014	501,750	$42.98	$21,564,669	$178,435,331
March 31, 2015	334,584	$41.98	$14,044,494	$164,390,837
June 30, 2015	369,348	$40.20	$14,848,306	$149,542,531
September 30, 2015	888,545	$39.56	$35,151,634	$114,390,897
December 31, 2015	—	$—	$—	$114,390,897
Total	2,094,227	$40.88	$85,609,103	$114,390,897
There have been no repurchases of CST stock under this stock repurchase program subsequent to December 31, 2015.
CST Purchases of CrossAmerica Common Units
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. The following table shows the purchases by CST of CrossAmerica common units registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Plan
October 1 – October 31, 2015	284,223	$25.15	$7,149,051	$38,912,327
November 1 – November 30, 2015	310,070	$25.03	$7,760,789	$31,151,538
December 1 – December 31, 2015	40,000	$24.40	$975,964	$30,175,574
Total	634,293	$25.04	$15,885,804	$30,175,574
Through February 17, 2016, CST had purchased $20 million, or 804,667 common units, at an average price of $24.64 per common unit.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CrossAmerica Common Unit Repurchase Program
On November 2, 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the quarter ended December 31, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
December 1 - December 31, 2015	154,158	$23.37	$3,603,071	$21,396,929
Total	154,158	$23.37	$3,603,071	$21,396,929
CrossAmerica did not repurchase any common units from January 1, 2016 through the date of this filing.
Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$77	$133	$170
Other comprehensive income (loss) before reclassifications	(107)	(56)	(37)
Amounts reclassified from other comprehensive income	—	—	—
Net other comprehensive income (loss)	(107)	(56)	(37)
Balance at the end of the period	$(30)	$77	$133
Noncontrolling Interest
Noncontrolling interest represents the limited partner equity in CrossAmerica owned by outside limited partners. As a result of the GP Purchase, we adjusted the noncontrolling interest to $767 million as a result of consolidating the net assets of CrossAmerica at their fair values. As discussed in Note 1, CST owns 18.7% of the limited partner interest in CrossAmerica.
Note 16. STOCK-BASED COMPENSATION
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
In anticipation of the spin-off, Valero, as sole stockholder of CST, and the CST Board of Directors approved the 2013 CST Brands, Inc. Omnibus Stock Incentive Plan (the “CST Plan”). The CST Plan permits us to grant stock options, stock appreciation rights,

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

restricted stock, restricted units, other stock-based awards and cash awards to CST officers, directors and certain other employees. The CST Plan provided for a pool of 7.5 million shares of our common stock, and as of December 31, 2015 there were 5.7 million shares available for grant under the CST Plan.
Compensation expense for CST’s stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of each vesting tranche. We record stock-based compensation as components of operating expenses and administrative expenses in the consolidated and combined statements of income.
CrossAmerica has granted phantom units and other awards to employees of CST who perform services for CrossAmerica. The value of these grants are remeasured at fair value at each balance sheet reporting date based on the fair market value of CrossAmerica’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term.
Stock-based compensation expense was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation related to CST	$12	$10	$4
Stock-based compensation related to CrossAmerica	5	8	—
Total stock-based compensation expense	$17	$18	$4
During the year ended December 31, 2015, we recognized $4 million of stock-based compensation expense, of which $2 million related to CST and $2 million related to CrossAmerica, and during the year ended December 31, 2014, we recognized $2 million of stock-based compensation expense related to CST, from stock-based awards granted to employees who were retirement eligible at the date of grant.
CST Stock Options
Stock options granted under the CST Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of the common stock on the date of grant. Market value is defined by the CST Plan as the mean of the highest and lowest prices per share of our stock on the NYSE on the date of grant. As of December 31, 2015, options to purchase 1.3 million shares were outstanding with exercise prices ranging from $29.53 to $44.34 per share.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following summarizes all CST stock option activity, which includes the portion rebilled to CrossAmerica, during the years ended December 31, 2015 and 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Options outstanding at December 31, 2013	237,860	$29.87	9.4	$2

Granted	375,382	$31.45
Exercised	(929)	$29.53		$—
Unvested options forfeited	(8,474)	$29.59
Options outstanding at December 31, 2014	603,839	$30.86	8.9	$8

Granted	695,700	$41.44
Exercised	(4,102)	$29.86		$—
Unvested options forfeited	(5,746)	$37.97
Options outstanding at December 31, 2015	1,289,691	$36.54	8.6	$5

Options exercisable at December 31, 2015	271,978	$30.59	7.8	$2
The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2015. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2015 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2015 and 2014:

	Year Ended December 31,
	2015	2014
Expected term (years)	6.00	6.00
Expected stock price volatility	25.31%	39.80%
Risk-free interest rate	1.75%	1.94%
Expected dividend yield	0.60%	0.80%
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
The weighted-average fair value of options granted under the CST Plan in 2015 was $10.80. As of December 31, 2015 there was $3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CST Restricted Stock Awards
Restricted stock awards granted under the CST Plan participate in dividends and vest under one of the following schedules:

•	in full on the first anniversary of their date of grant;

•	in full on the third anniversary of their date of grant;

•	in three equal increments on the first, second and third anniversaries of their date of grant.
The following summarizes all restricted stock activity during the years ended December 31, 2015 and 2014:

	Number of CST Shares	Weighted-Average Grant-Date Fair Value
Restricted shares outstanding at December 31, 2013	202,703	$29.73
Granted	32,347	$31.22
Vested	(55,467)	$29.69
Forfeited	(3,260)	$29.53
Restricted shares outstanding at December 31, 2014	176,323	$30.03
Granted	22,820	$41.41
Vested	(58,170)	$30.46
Forfeited	(920)	$29.53
Restricted shares outstanding at December 31, 2015	140,053	$31.70
The fair value of each share of restricted stock is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the NYSE on the date of grant. As of December 31, 2015, there was $1 million of unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 0.3 years.
CST Restricted Stock Units
Restricted stock units granted under the CST Plan participate in dividends and vest in three equal increments on the first, second and third anniversaries of their date of grant.
The following summarizes all CST restricted stock unit activity, which includes the portion rebilled to CrossAmerica, during the years ended December 31, 2015 and 2014:

	Number of CST Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2013	—
Granted	141,375	$31.46
Vested	—
Forfeited	(123)	$31.12
Restricted stock units outstanding at December 31, 2014	141,252	$31.46
Granted	135,746	$41.53
Vested	(49,512)	$32.12
Forfeited	(1,136)	$39.29
Restricted stock units outstanding at December 31, 2015	226,350	$37.32
The fair value of each restricted stock units is estimated on the date of grant as the mean of the highest and lowest prices per share of CST’s stock price on the NYSE on the date of grant. As of December 31, 2015, there was $2 million of unrecognized compensation cost related to unvested restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The following is a summary of phantom unit activity for the year ended December 31, 2015:

Number of CrossAmerica Units
Phantom units outstanding at December 31, 2014	255,376
Granted	56,455
Vested	(144,982)
Forfeited	(7,718)
Phantom units outstanding at December 31, 2015	159,131
The fair value of the phantom units and other non-vested awards outstanding at December 31, 2015, based on the closing price of CrossAmerica’s common units, was $4 million. Unrecognized compensation expense related to the non-vested awards was $2 million at December 31, 2015 and is expected to be recognized over a weighted average period of 0.8 years.
In connection with the GP Purchase, all unvested awards held by covered persons and members of the former Board of Directors of the General Partner vested on October 1, 2014. As a result, 169,580 phantom units and certain other awards vested. The incremental charge recorded in the fourth quarter of 2014 associated with the accelerated vesting of these awards was approximately $5 million.
CrossAmerica granted units to certain members of management in March of 2015 representing annual incentive compensation for 2014. As these grants related to 2014 compensation and will have immediate vesting, CrossAmerica recognized expense for the entire $2 million value of these grants in the fourth quarter of 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 17. EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest; therefore, all earnings per common share information relates solely to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock	Restricted Shares and Units	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$149		$200		$139
Less dividends declared:
Common stock		19		19		9
Undistributed earnings		$130		$181		$130

Weighted-average common shares outstanding (in thousands)	361	76,155	302	75,909	131	75,397
Earnings per common share
Distributed earnings	$0.25	$0.25	$0.25	$0.25	$0.13	$0.13
Undistributed earnings	1.70	1.70	2.38	2.38	1.71	1.71
Total earnings per common share	$1.95	$1.95	$2.63	$2.63	$1.84	$1.84

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$149	$200	$139

Weighted-average common shares outstanding (in thousands)	76,155	75,909	75,397
Common equivalent shares:
Stock options (in thousands)	120	34	—
Restricted stock (in thousands)	101	91	28
Restricted stock units (in thousands)	129	52	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,505	76,086	75,425
Earnings per common share - assuming dilution	$1.95	$2.63	$1.84
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Weighted-average anti-dilutive options (in thousands)	567	245	151

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 18. INCOME TAXES
Income before income tax expense from our U.S. and Canadian operations was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$122	$188	$111
Canadian operations	105	101	104
Income before income tax expense	$227	$289	$215
The following is a reconciliation of the U.S. statutory federal income tax rate (35% for all years presented) to the consolidated effective income tax rate:

	Year Ended December 31,
	2015	2014	2013
Federal income tax expense at the U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income tax expense, net of U.S. federal income tax effect	1.5	1.6	1.1
Canadian operations	(3.6)	(2.6)	(3.8)
CrossAmerica operations	(0.8)	3.1	—
Credits	—	—	(0.4)
State credit loss	—	—	3.4
Repatriation withholding tax	6.7	—	—
Other	0.1	0.7	—
Income tax expense	38.9%	37.8%	35.3%
CrossAmerica historically has not been subject to federal and most state income tax, with the exception of operations conducted through certain corporate subsidiaries. Excluding CrossAmerica, our 2015 effective tax rate was 39.3% compared to 34.7% for 2014.
Components of income tax expense related to net income were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal	$63	$59	$37
U.S. state	8	6	5
Canada	24	20	18
Total current	95	85	60

Deferred:
U.S. federal	(7)	14	(4)
U.S. state	(4)	2	10
Canada	4	8	10
Total deferred	(7)	24	16
Income tax expense	$88	$109	$76
Excluding CrossAmerica, 2015 income tax expense was $97 million compared to $106 million in 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2015	2014
Deferred income tax assets:
Tax credit carryforwards	$—	$—
Net operating losses	5	1
Lease financing obligation (CrossAmerica: $23 at December 31, 2015)	23	25
Inventories	6	3
Unpaid insurance reserve	5	5
Accrued expenses	11	12
Property and equipment	13	17
Intangibles	48	59
Other assets (CrossAmerica: $3 at December 31, 2015)	16	9
Total deferred income tax assets	127	131
Less: Valuation allowance (CrossAmerica: $6 at December 31, 2015)	(11)	(7)
Net deferred income tax assets	116	124

Deferred income tax liabilities:
Property and equipment (CrossAmerica: $60 at December 31, 2015)	(177)	(171)
Intangibles (CrossAmerica: $11 at December 31, 2015)	(13)	(10)
Investment in Partnership	(41)	—
Other (CrossAmerica: $5 at December 31, 2015)	(8)	(3)
Total deferred income tax liabilities	(239)	(184)
Net deferred income tax assets (liabilities) (CrossAmerica: $54 at December 31, 2015)	(123)	(60)
Less: Non-current deferred income tax asset	(63)	(78)
Non-current deferred income tax liability (CrossAmerica: $54 at December 31, 2015)	$(186)	$(138)
The change in the balance sheet deferred tax accounts reflects deferred income tax expense, the deferred tax impact of other comprehensive income items, adjustments related to the spin-off and certain deferred taxes resulting from purchase accounting associated with the GP Purchase and noncontrolling interest shifts.
As of December 31, 2015, we had no income tax credit carryforwards. We have $111 million of state net operating losses (“NOL”) available for carry forward. The losses expire within a period of five to fifteen years. CST recorded a state NOL valuation allowance of $5 million on the entire state NOLs due to uncertainties related to our ability to utilize the state net operating losses. At December 31, 2015, we had valuation allowances of $11 million, an increase of $4 million from 2014 primarily related to state NOL valuation allowances. The $11 million valuation is comprised of $5 million state net operating losses and $6 million associated with CrossAmerica’s valuation allowance that relates primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary difference.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in the valuation allowance account consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$7	$1	$—
Charged to costs and expense	4	—	1
Charged to other accounts (a)	—	6	—
Balance at end of period	$11	$7	$1
(a) Amount relates to CrossAmerica acquisition in 2014.
In conjunction with CrossAmerica’s ongoing review of its actual results and anticipated future earnings, CrossAmerica continuously reassesses the possibility of releasing the valuation allowance on the deferred tax assets. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. We believe the remaining deferred income taxes will be realized based on future taxable income and the reversal of existing temporary differences. Accordingly, we believe that no additional valuation allowances are necessary.
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
As of December 31, 2015 and 2014, we did not have any significant unrecognized tax benefits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had minimal interest and penalties for the years ended December 31, 2015, 2014 and 2013.
We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by federal, state and foreign tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through the tax year 2007. In addition, we are subject to ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions. In general, the tax years January 1, 2008 through December 31, 2015, remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes of limitation periods.
The cumulative undistributed earnings of our foreign subsidiaries were approximately $1.1 billion. On December 17, 2015, our Canadian subsidiary distributed property (a note receivable) worth $360 million to a subsidiary in the United States. CST incurred withholding taxes on the value of the property distributed, which was deducted in the current year resulting in a net tax impact of $14 million. This repatriation did not cause us to record deferred taxes on our continuing Canadian operations because we have the intent and the ability to indefinitely reinvest the remainder of the accumulated and future foreign earnings. Accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
Income taxes attributable to CrossAmerica’s earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual unit holder level.
Income taxes paid, net of income tax refunds, were $107 million, $77 million and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 taxes include $5 million for CrossAmerica. The CrossAmerica taxes for 2014 were immaterial. Our financial results prior to May 1, 2013, are included in the U.S. and Canadian consolidated tax returns of Valero prior to the spin-off. As such, with the exception of certain states, we did not make cash tax payments directly to taxing jurisdictions; rather, our share of Valero’s tax payments are reflected as changes in “net investment.” Direct cash payments for certain state income taxes and payments after the spin-off were $26 million.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 19. EMPLOYEE BENEFIT PLANS
CST sponsors defined contribution plans that cover employees in the U.S. and Canada. Employees are eligible to participate in the plans once they meet the respective plans’ eligibility requirements, which differ depending on employee level and location. Once eligible, employees participating in the plans are entitled to receive employer matching contributions. Under these plans, employees can contribute a portion of their eligible compensation and CST will match these contributions at rates of 50% to 100% up to 4% of eligible compensation depending on employee level and location. At CST’s discretion, it may also make profit-sharing contributions, which can range from 0% to 4% of eligible compensation, to the plans to be allocated to the participants. Under these plans, we recorded contribution expenses of $10 million, $9 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. These plans were put in place in 2013.
In addition, we recorded expenses related to Valero’s defined benefit and defined contribution plans of $5 million for the year ended December 31, 2013. Following the completion of the separation and the distribution, our active employees no longer participate in benefit plans sponsored or maintained by Valero, and instead participate in our benefit plans.
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
On September 10, 2015, our Board of Directors approved the terms of the CST Brands, Inc. Employee Stock Purchase Plan (the “Plan”) to be effective on January 1, 2016, subject to approval by the holders of a majority of the outstanding shares of common stock present and entitled to vote at the 2016 stockholders’ annual meeting. CST intends to submit a resolution seeking approval of the Plan to its stockholders at its 2016 stockholders’ annual meeting and to include such resolution in its definitive proxy statement for such meeting. CST permitted employees to participate in the Plan effective on January 1, 2016 provided that any participation rights (which are options to purchase CST stock in accordance with the Plan) granted under the Plan shall be contingent on receipt of stockholder approval and if stockholder approval is not obtained, any and all employee contributions shall be promptly refunded and no shares of common stock may be issued under the Plan.
Note 20. SEGMENT INFORMATION
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
Results that are not included in our reportable segments are included in the corporate category, which consist primarily of general and administrative costs. Management evaluates the performance of our CrossAmerica segment without considering the effects of the fair value adjustments to CrossAmerica’s historical account balances required under ASC 805—Business Combinations. As a result, we have included a fair value column to reconcile to our consolidated results. The elimination column represents wholesale fuel supplied to our U.S. Retail segment from CrossAmerica and rental income for retail sites owned by CrossAmerica and leased to our U.S. Retail segment.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canada Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Year ended December 31, 2015:
Operating revenues	$5,981	$3,394	2,069	$—	$—	$—	$11,444
Intersegment revenues	—	—	145	—	(145)	—	—
Gross profit	859	365	158	—	1	—	1,383
Depreciation, amortization and accretion expense	96	39	48	—	—	26	209
Operating income (loss)	287	114	67	(175)	—	(26)	267
Total expenditures for long-lived assets (including acquisitions)	$319	$63	$179	$—	$—	$—	$561

Year ended December 31, 2014:
Operating revenues	$7,482	$4,702	$570	$—	$—	$—	$12,754
Intersegment revenues	—	—	13	—	(13)	—	—
Gross profit	844	393	36	—	—	—	1,273
Depreciation, amortization and accretion expense	90	38	12	—	—	7	147
Operating income (loss)	345	119	11	(140)	—	(7)	328
Total expenditures for long-lived assets (including acquisitions)	$223	$59	$3	$—	$—	$—	$285

Year ended December 31, 2013:
Operating revenues	$7,761	$5,016	$—	$—	$—	$—	$12,777
Gross profit	699	398	—	—	—	—	1,097
Depreciation, amortization and accretion expense	82	36	—	—	—	—	118
Operating income (loss)	198	118	—	(78)	—	—	238
Total expenditures for long-lived assets (including acquisitions)	$148	$54	$—	$—	$—	$—	$202
Operating revenues for our principal products were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Motor fuel sales (gasoline and diesel)	$9,121	$10,580	$10,667
Merchandise and services	1,928	1,692	1,688
Other	395	482	422
Total operating revenues	$11,444	$12,754	$12,777
CST’s other operating revenues are primarily derived from our Canadian heating oil business. Merchandise and services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs. CrossAmerica’s other operating revenues primarily relate to rental income.
No single customer accounted for more than 10% of the operating revenues of CST.
For the year ended December 31, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to affiliated dealers.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2015	2014
U.S.	$2,661	$2,312
Canada	342	373
Total long-lived assets	$3,003	$2,685
Total assets by reportable segment were as follows (in millions):

	December 31,
	2015	2014
U.S. Retail	$1,581	$1,533
Canadian Retail	771	805
CrossAmerica	1,477	1,162
Total reportable segment assets	$3,829	$3,500
Corporate assets of $17 million and $109 million at December 31, 2015 and 2014, respectively, were not allocated to the reportable segments and primarily relate to intangible assets and the indemnification receivable from Valero discussed in Note 13. CrossAmerica’s assets in the table above include $6 million and $3 million at December 31, 2015 and 2014, respectively, of assets that are eliminated upon consolidation.
Note 21. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Decrease (increase):
Receivables, net	$25	$25	$(26)
Inventories	3	5	(23)
Deferred income taxes	12	—	—
Prepaid expenses and other	4	(2)	(4)
Increase (decrease):
Accounts payable	27	15	18
Accounts payable to Valero	(15)	(66)	253
Accrued expenses	(6)	14	4
Amortization of deferred debt costs	3	3	2
Taxes other than income taxes	1	10	(77)
Income taxes payable	(32)	11	10
Deferred income taxes	(9)	—	—
Changes in working capital	$13	$15	$157
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	acquisitions, including the consolidation of CrossAmerica;

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Interest paid in excess of amount capitalized	$53	$41	$21
Income taxes paid	107	77	26
For the second and third quarters of 2015, CST settled the CrossAmerica management fee in common units for approximately $7 million and received CrossAmerica common units in the amount of $163 million as partial consideration for the sale of equity interests in CST Fuel Supply and the NTIs to CrossAmerica.
In connection with the GP Purchase and IDR Purchase, CST issued 2,044,490 unregistered shares of CST common stock on October 1, 2014.
CST issued $550 million of 5% senior notes and 75,397,241 shares of CST common stock in 2013 in connection with the spin-off. As a result, CST did not receive cash proceeds related to the issuance of the 5% senior notes or CST common stock.
Note 22. TERMINATION BENEFITS
CST accrued $6 million of severance and benefit costs in 2015 related to certain CST executives and CST employees who were officers of CrossAmerica who have terminated their employment. Such costs are included in general and administrative expenses.
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
A rollforward of our liability for severance and other termination benefits is as follows (in millions):

Balance at December 31, 2014	$2
Provision for termination benefits	9
Termination benefits paid	(2)
Balance at December 31, 2015	$9

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2015 and 2014 (in millions):

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$2,663	$3,153	$3,090	$2,540
Gross profit	304	316	426	337
Operating income	21	43	148	56
Net income attributable to CST	14	25	85	25
Basic earnings per common share	$0.18	$0.32	$1.12	$0.34
Diluted earnings per common share	$0.18	$0.32	$1.12	$0.34

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$3,001	$3,261	$3,221	$3,275
Gross profit	245	280	340	406
Operating income	25	57	104	142
Net income attributable to CST	11	32	63	94
Basic earnings per common share	$0.14	$0.43	$0.83	$1.21
Diluted earnings per common share	$0.14	$0.43	$0.83	$1.21
Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts.
The fourth quarter of 2014 and all quarters of 2015 include the consolidated accounts of CrossAmerica.
Note 24. GUARANTOR SUBSIDIARIES
CST’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, CST’s 5% senior notes. CrossAmerica is not a guarantor under CST’s 5% senior notes. The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3–10(f):

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$66	$247	$—	$313	$1	$—	$314
Receivables, net	2	61	54	—	117	22	(4)	135
Inventories	—	151	57	—	208	16	—	224
Prepaid taxes	—	26	—	—	26	1	—	27
Prepaid expenses and other	—	6	4	—	10	10	—	20
Total current assets	2	310	362	—	674	50	(4)	720
Property and equipment, at cost	—	1,780	493	—	2,273	738	(1)	3,010
Accumulated depreciation	—	(574)	(165)	—	(739)	(47)	—	(786)
Property and equipment, net	—	1,206	328	—	1,534	691	(1)	2,224
Intangible assets, net	—	7	12	—	19	340	—	359
Goodwill	—	35	2	—	37	383	—	420
Investment in subsidiaries	1,939	—	—	(1,939)	—	—	—	—
Investment in CrossAmerica	—	271	—	—	271	—	(271)	—
Deferred income taxes	—	—	63	—	63	—	—	63
Other assets, net	15	24	4	—	43	13	(2)	54
Total assets	$1,956	$1,853	$771	$(1,939)	$2,641	$1,477	$(278)	$3,840

Historical amounts for CrossAmerica were adjusted to their fair values as a result of the GP Purchase discussed in Note 2. These adjustments were as follows as of December 31, 2015:
			Property and equipment, net			$62
			Intangibles, net			258
			Goodwill			302

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$129	$1	$—	$—	$130	$9	$—	$139
Accounts payable	2	105	68	(17)	158	32	(4)	186
Accounts payable to Valero	(1)	92	61	—	152	—	—	152
Accrued expenses	5	35	15	—	55	16	—	71
Taxes other than income taxes	—	31	1	—	32	10	—	42
Income taxes payable	—	3	5	17	25	1	—	26
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	140	267	150	—	557	68	(4)	621
Debt and capital lease obligations, less current portion	874	8	5	—	887	431	(1)	1,317
Deferred income taxes	—	132	—	—	132	54	—	186
Intercompany payables (receivables)	(9)	(353)	362	—	—	—	—	—
Asset retirement obligations	—	75	15	—	90	23	—	113
Other long-term liabilities	15	11	13	—	39	19	—	58
Total liabilities	1,020	140	545	—	1,705	595	(5)	2,295
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	653	1,334	60	(1,394)	653	—	(26)	627
Treasury stock	(87)	—	—	—	(87)	—	—	(87)
Retained earnings	399	379	166	(545)	399	—	—	399
AOCI	(30)	—	—	—	(30)	—	—	(30)
Partners’ capital	—	—	—	—	—	882	(882)	—
Noncontrolling interest	—	—	—	—	—	—	635	635
Total stockholders’ equity	936	1,713	226	(1,939)	936	882	(273)	1,545
Total liabilities and stockholders’ equity	$1,956	$1,853	$771	$(1,939)	$2,641	$1,477	$(278)	$3,840
Deferred taxes and noncontrolling interest for CrossAmerica include $11 million and $612 million, respectively, related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Note 3.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$148	$205	$—	$353	$15	$—	$368
Receivables, net	3	62	73	—	138	38	(3)	173
Inventories	—	144	65	—	209	12	—	221
Prepaid taxes	—	3	—	—	3	1	—	4
Prepaid expenses and other	—	6	5	—	11	9	—	20
Total current assets	3	363	348	—	714	75	(3)	786
Property and equipment, at cost	1	1,647	524	—	2,172	490	—	2,662
Accumulated depreciation	—	(527)	(170)	—	(697)	(8)	—	(705)
Property and equipment, net	1	1,120	354	—	1,475	482	—	1,957
Intangible assets, net	—	97	19	—	116	370	—	486
Goodwill	—	19	—	—	19	223	—	242
Investment in subsidiaries	2,029	—	—	(2,029)	—	—	—	—
Deferred income taxes	—		79	—	79	—	—	79
Other assets, net	14	25	5	—	44	12	—	56
Total assets	$2,047	$1,624	$805	$(2,029)	$2,447	$1,162	$(3)	$3,606

Historical amounts for CrossAmerica were adjusted to their fair values as a result of the GP Purchase discussed in the Form 10-K for the year ended December 31, 2014. These adjustments were as follows:

			Property and equipment, net			$90
			Intangibles, net			292
			Goodwill			183

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$47	$1	$—	$—	$48	$29	$—	$77
Accounts payable	3	76	47	—	126	34	(3)	157
Accounts payable to Valero	—	104	75	—	179	—	—	179
Accrued expenses	4	40	14	—	58	21	—	79
Taxes other than income taxes	—	27	—	—	27	10	—	37
Income taxes payable	—	1	15	—	16	—	—	16
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	59	249	151	—	459	94	(3)	550
Debt and capital lease obligations, less current portion	940	6	4	—	950	254	—	1,204
Deferred income taxes	—	101	—	—	101	37	—	138
Intercompany payables (receivables)	220	(221)	1	—	—	—	—	—
Asset retirement obligations	—	66	17	—	83	19	—	102
Other long-term liabilities	15	10	16	—	41	16	—	57
Total liabilities	1,234	211	189	—	1,634	420	(3)	2,051
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	488	1,154	502	(1,656)	488	—	—	488
Treasury stock	(22)	—	—	—	(22)	—	—	(22)
Retained earnings	269	259	114	(373)	269	—	—	269
AOCI	77	—	—	—	77	—	—	77
Noncontrolling interest	—	—	—	—	—	742	—	742
Total stockholders’ equity	813	1,413	616	(2,029)	813	742	—	1,555
Total liabilities and stockholders’ equity	$2,047	$1,624	$805	$(2,029)	$2,447	$1,162	$(3)	$3,606
Deferred taxes and noncontrolling interest for CrossAmerica include $14 million and $551 million, respectively, related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase discussed in Form 10-K for the year ended December 31, 2014.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica		Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$5,981	$3,394	$—	$9,375	$2,214		$(145)	$11,444
Cost of sales	—	5,122	3,029	—	8,151	2,056		(146)	10,061
Gross profit	—	859	365	—	1,224	158		1	1,383

Income from CST Fuel Supply Equity	—	—	—	—	—	11		(11)	—
Operating expenses:
Operating expenses	—	482	212	—	694	57		(10)	741
General and administrative expenses	8	105	21	—	134	41		—	175
Depreciation, amortization and accretion expense	—	96	39	—	135	74	(a)	—	209
Asset impairments	—	1	—	—	1	—		—	1
Total operating expenses	8	684	272	—	964	172		(10)	1,126
Gain on the sale of assets, net	—	7	—	—	7	3		—	10
Operating (loss) income	(8)	182	93	—	267	—		—	267
Other income, net	—	6	13	—	19	—		(1)	18
Interest expense	(39)	—	(1)	—	(40)	(18)		—	(58)
Equity in earnings of CrossAmerica	—	—	—	—	—	—		—	—
Equity in earnings of subsidiaries	196	—	—	(196)	—	—		—	—
Income (loss) before income tax expense	149	188	105	(196)	246	(18)		(1)	227
Income tax expense (benefit)(a)	—	68	29	—	97	(9	)(a)	—	88
Net income (loss)	149	120	76	(196)	149	(9)		(1)	139
Net loss attributable to noncontrolling interest	—	—	—	—	—	9		1	10
Net income attributable to CST stockholders	$149	$120	$76	$(196)	$149	$—		$—	$149
Other comprehensive loss, net of tax:
Net income (loss)	$149	$120	$76	$(196)	$149	$(9)		$(1)	$139
Foreign currency translation adjustment	(107)	—	—	—	(107)	—		—	(107)
Comprehensive income (loss)	42	120	76	(196)	42	(9)		(1)	32
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(9)		(1)	(10)
Comprehensive income attributable to CST stockholders	$42	$120	$76	$(196)	$42	$—		$—	$42
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $26 million of additional depreciation and amortization expense related to the fair value adjustments to CrossAmerica’s net assets as a result of the GP Purchase and related income tax effects discussed in Note 3.

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$7,482	$4,702	$—	$12,184	$583	$(13)	$12,754
Cost of sales	—	6,638	4,309	—	10,947	547	(13)	11,481
Gross profit	—	844	393	—	1,237	36	—	1,273
Operating expenses:
Operating expenses	—	438	236	—	674	13	—	687
General and administrative expenses	14	88	20	—	122	18	—	140
Depreciation, amortization and accretion expense	—	90	38	—	128	19	—	147
Asset impairments	—	3	—	—	3	—	—	3
Total operating expenses	14	619	294	—	927	50	—	977
Gain on the sale of assets, net	—	32	—	—	32	—	—	32
Operating (loss) income	(14)	257	99	—	342	(14)	—	328
Other income, net	—	3	3	—	6	—	—	6
Interest expense	(41)	—	(1)	—	(42)	(3)	—	(45)
Equity in earnings of subsidiaries	255	—	—	(255)	—	—	—	—
Income (loss) before income tax expense	200	260	101	(255)	306	(17)	—	289
Income tax expense	—	78	28	—	106	3	—	109
Net income (loss)	200	182	73	(255)	200	(20)	—	180
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	20	20
Net income attributable to CST stockholders	$200	$182	$73	$(255)	$200	$(20)	$20	$200
Other comprehensive income (loss), net of tax:
Net income (loss)	$200	$182	$73	$(255)	$200	$(20)	$—	$180
Foreign currency translation adjustment	(56)	—	—	—	(56)	—	—	(56)
Comprehensive income (loss)	144	182	73	(255)	144	(20)	—	124
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(20)	—	(20)
Comprehensive income attributable to CST stockholders	$144	$182	$73	$(255)	$144	$—	$—	$144
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING AND COMBINING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenues	$—	$7,761	$5,016	$—	$12,777
Cost of sales	—	7,062	4,618	—	11,680
Gross profit	—	699	398	—	1,097
Operating expenses:
Operating expenses	—	414	243	—	657
General and administrative expenses	4	57	17	—	78
Depreciation, amortization and accretion expense	—	82	36	—	118
Asset impairments	—	5	1	—	6
Total operating expenses	4	558	297	—	859
Operating (loss) income	(4)	141	101	—	238
Other income, net	1	—	3	—	4
Interest expense	(27)	—	—	—	(27)
Equity in earnings of subsidiaries	126	—	—	(126)	—
Income (loss) before income tax expense	96	141	104	(126)	215
Income tax expense (benefit)	—	48	28	—	76
Net income (loss)	96	93	76	(126)	139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(37)	—	—	—	(37)
Comprehensive income	$59	$93	$76	$(126)	$102

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(24)	$192	$148	$(18)	$298	$66	$(2)	$362
Cash flows from investing activities:
Capital expenditures	—	(278)	(63)	—	(341)	(2)	—	(343)
Proceeds from the sale of assets	—	4	3	—	7	6	—	13
Proceeds from return of capital	342	—	—	(342)	—	—	—	—
CST acquisitions	—	(22)	—	—	(22)	—	—	(22)
CrossAmerica acquisitions	—	—	—	—	—	(319)	142	(177)
Cash received from sale of CST Fuel Supply	—	18	—	—	18	—	(18)	—
Cash received from drop down of NTI to CrossAmerica	—	124	—	—	124	—	(124)	—
IDR income	—	1	—	—	1	—	(1)	—
Other investing activities, net	—	5	(4)	—	1	3	—	4
Net cash used in investing activities	342	(148)	(64)	(342)	(212)	(312)	(1)	(525)
Cash flows from financing activities:
Purchase of CrossAmerica common units	—	(20)	—	—	(20)	—	—	(20)
Proceeds from issuance of CrossAmerica common units, net	—	—	—	—	—	145	—	145
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	352	—	352
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(194)	—	(194)
Proceeds under the CST revolving credit facility	135	—	—	—	135	—	—	135
Payments on the CST revolving credit facility	(75)	—	—	—	(75)	—	—	(75)
Proceeds from issuance of intercompany payable	—	—	360	(360)	—	—	—	—
Intercompany loan	—	(360)	—	360	—	—	—	—
Payments on the CST term loan facility	(47)	—	—	—	(47)	—	—	(47)
Purchases of treasury shares	(65)	—	—	—	(65)	(4)	—	(69)
Payments of capital lease obligations	—	(1)	—	—	(1)	(3)	—	(4)
Dividends paid	(19)	—	(360)	360	(19)	—	—	(19)
Distributions from CrossAmerica	—	9	—	—	9	—	(9)	—
Distributions paid	—	—	—	—	—	(66)	11	(55)
Intercompany funding	(247)	246	—	—	(1)	—	1	—
Receivables repaid by CrossAmerica related parties	—	—	—	—	—	2	—	2
Net cash provided by (used in) financing activities	(318)	(126)	—	360	(84)	232	3	151
Effect of foreign exchange rate changes on cash	—	—	(42)	—	(42)	—	—	(42)
Net (decrease) increase in cash	—	(82)	42	—	(40)	(14)	—	(54)
Cash at beginning of year	—	148	205	—	353	15	—	368
Cash at end of period	$—	$66	$247	$—	$313	$1	$—	$314

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(50)	$247	$138	$—	$335	20	$—	$355
Cash flows from investing activities:
Capital expenditures	—	(223)	(59)	—	(282)	(3)	—	(285)
CST acquisitions	—	(41)	—	—	(41)	—	—	(41)
CrossAmerica acquisitions	—	—	—	—	—	(45)	—	(45)
Proceeds from dispositions of property and equipment	—	58	—	—	58	—	—	58
Other investing activities, net	—	3	(4)	—	(1)	2	—	1
Net cash used in investing activities	—	(203)	(63)	—	(266)	(46)	—	(312)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	55	—	55
Payments on long-term debt	(34)	—	—	—	(34)	—	—	(34)
Purchases of treasury shares	(22)	—	—	—	(22)	—	—	(22)
Debt issuance and credit facility origination costs	(2)	—	—	—	(2)	—	—	(2)
Payments of capital lease obligations	—	—	—	—	—	(2)	—	(2)
Dividends paid	(19)	—	—	—	(19)	—	—	(19)
Distributions paid	—	—	—	—	—	(12)	—	(12)
Intercompany funding	127	(127)	—	—	—	—	—	—
Net cash provided by (used in) financing activities	50	(127)	—	—	(77)	41	—	(36)
Effect of foreign exchange rate changes on cash	—	—	(17)	—	(17)	—	—	(17)
Net (decrease) increase in cash	—	(83)	58	—	(25)	15	—	(10)
Cash at beginning of year	—	231	147	—	378	—	—	378
Cash at end of period	$—	$148	$205	$—	$353	$15	$—	$368

CST BRANDS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(21)	$311	$150	$—	$440
Cash flows from investing activities:
Capital expenditures	—	(153)	(47)	—	(200)
Acquisitions	—	—	(7)	—	(7)
Proceeds from dispositions of property and equipment	—	—	1	—	1
Other investing activities, net	—	—	—	—	—
Net cash used in investing activities	—	(153)	(53)	—	(206)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	—	500
Payments on long-term debt	(12)	—	—	—	(12)
Debt issuance and credit facility origination costs	(19)	—	—	—	(19)
Payments of capital lease obligations	—	(1)	—	—	(1)
Dividends paid	(5)	—	—	—	(5)
Intercompany funding	57	(57)	—	—	—
Net transfers (to)/from Valero	(500)	87	35	—	(378)
Net cash provided by financing activities	21	29	35	—	85
Effect of foreign exchange rate changes on cash	—	—	(2)	—	(2)
Net increase in cash	—	187	130	—	317
Cash at beginning of year	—	44	17	—	61
Cash at end of period	$—	$231	$147	$—	$378

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting
The management report on CST’s internal control over financial reporting appears in Item 8 on page 78 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP’s report on CST’s internal control over financial reporting appears in Item 8 on page 81 of this report, and is incorporated herein by reference.
Grant Thornton LLP’s report on CrossAmerica’s internal control over financial reporting appears in Item 8 on page 82 of this report, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting for the year ended December 31, 2015 does not exclude the internal control over financial reporting of any acquired entities.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica’s Form 10-K for the year ended December 31, 2015, there were no changes in its internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except for its acquisition of Erickson effective February 12, 2015 and the acquisition of One Stop effective July 1, 2015. The internal controls over financial reporting of Erickson and One Stop are excluded from a formal evaluation of effectiveness of CrossAmerica’s disclosure controls and procedures as of December 31, 2015.
Item 9B. Other Information
None.
PART III
Items 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders. We will file our proxy statement within 120 days after our fiscal year end.

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
4.8
Registration Rights Agreement, dated as of October 1, 2014, by and among the Company, The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

9.1
Voting Agreement, dated as of October 1, 2014, by and among the Company, Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (the former name of Dunne Manning Inc.) (incorporated by reference to Exhibit 9.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.1
Transition Services Agreement dated as of April 29, 2013 by and between Valero Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.2
Transition Services Agreement dated as of April 29, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.3
Tax Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.4
Employee Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.5
Branded Distributor Marketing Agreement (Multi-Brand) dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.6
Master Agreement dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.7
Petroleum Product Supply Agreement dated as of May 1, 2013 by and between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.8
Petroleum Products Supply Agreement dated as of May 1, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

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
10.15
CST Brands, Inc. Short-Term Incentive Plan for Named Executive Officers (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 4, 2013)

10.16
Credit Agreement dated as of March 20, 2013 by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other financial institutions named therein (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 4, 2013)

10.17
First Amendment to Credit Agreement, dated as of May 1, 2013, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents named therein (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.18
Second Amendment to Credit Agreement and Amendment to Guarantee and Collateral Agreement, dated as of September 30, 2014, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and certain subsidiaries of CST Brands, Inc., as subsidiary guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

10.19
Third Amendment to Credit Agreement, dated as of December 5, 2014, by and among the Company, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents named therein (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.20
GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014)

10.21
IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014)

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
Amendment effective January 1, 2016 of the Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC.

10.26
Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015)

10.27
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015)

10.28*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (December 8, 2015)
10.29
Contribution Agreement, dated as of December 16, 2014, by and among the Company, CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.30*
Stock and Membership Interest Purchase Agreement dated as of November 24, 2015 by and among the Company, the Jones Company, a Georgia corporation, Patagonia Partners, LLC, a Georgia limited liability company, and James A. Walker, Jr., solely with respect to legal representation and the release of claims and liabilities, Flash Foods, Inc., a Georgia corporation, Fuel South, Inc., a Georgia corporation, Fuel South Express, Inc., a Georgia corporation, Bacon Grocery Company, Inc., a Georgia corporation, Cowford Holdings, LLC, a Georgia limited liability company, and Kemp Ridge Holdings, LLC, a Georgia limited liability company, and solely with respect to certain restrictive covenants and the release of claims and liabilities, James C. Jones III and Patrick Jones

21.1*	List of subsidiaries
23.1*	Consent of KPMG LLP
23.2*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

CST BRANDS, INC.

By:    /s/ Kimberly S. Lubel
Kimberly S. Lubel
Chief Executive Officer, President and Chairman of the Board
Date: February 18, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kimberly S. Lubel and Clayton E. Killinger, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for her or him and in her or his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or her or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 18, 2016.

Signature	Name and Title

/s/ Kimberly S. Lubel	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)
Kimberly S. Lubel

/s/ Clayton E. Killinger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Clayton E. Killinger

/s/ Donna M. Boles	Director
Donna M. Boles

/s/ Roger G. Burton	Director
Roger G. Burton

/s/ Ruben M. Escobedo	Director
Ruben M. Escobedo

/s/ Denise Incandela	Director
Denise Incandela

/s/ William G. Moll	Director
William G. Moll

/s/ Joseph E. Reece	Director
Joseph E. Reece

/s/ Alan Schoenbaum	Director
Alan Schoenbaum

/s/ Stephen A. Smith	Director
Stephen A. Smith

/s/ Joseph V. Topper, Jr.	Director
Joseph V. Topper, Jr.

/s/ Michael H. Wargotz	Director
Michael H. Wargotz