Form 10-Q
period 2016-03-31
CST BRANDS, INC.
filed 2016-05-06
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2016, there were 75,690,472 common shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash (CrossAmerica: $2 and $1, respectively)	$167	$314
Accounts receivable, net of allowances of $1 and $1, at March 31, 2016 and December 31, 2015, respectively (CrossAmerica: $31 and $18, respectively)	148	135
Inventories (CrossAmerica: $15 and $16, respectively)	251	224
Prepaid taxes (CrossAmerica: $1 and $1, respectively)	25	27
Prepaid expenses and other (CrossAmerica: $9 and $10, respectively)	21	20
Total current assets	612	720
Property and equipment, at cost (CrossAmerica: $775 and $738, respectively)	3,335	3,010
Accumulated depreciation (CrossAmerica: $62 and $47, respectively)	(839)	(786)
Property and equipment, net (CrossAmerica: $713 and $691, respectively)	2,496	2,224
Intangible assets, net (CrossAmerica: $341 and $340, respectively)	359	359
Goodwill (CrossAmerica: $390 and $383, respectively)	662	420
Deferred income taxes	64	63
Other assets, net (CrossAmerica: $13 and $11, respectively)	55	54
Total assets	$4,248	$3,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $9 and $9, respectively)	$85	$139
Accounts payable (CrossAmerica: $35 and $32, respectively)	199	186
Accounts payable to Valero	173	152
Accrued expenses (CrossAmerica: $11 and $16, respectively)	68	71
Taxes other than income taxes (CrossAmerica: $10 and $10, respectively)	47	42
Income taxes payable (CrossAmerica: $0 and $1, respectively)	5	26
Dividends payable	5	5
Total current liabilities	582	621
Debt and capital lease obligations, less current portion (CrossAmerica: $495 and $431, respectively)	1,735	1,317
Deferred income taxes (CrossAmerica: $53 and $54, respectively)	198	186
Asset retirement obligations (CrossAmerica: $24 and $23, respectively)	129	113
Other long-term liabilities (CrossAmerica: $20 and $19, respectively)	62	58
Total liabilities	2,706	2,295
Commitments and contingencies (Note 9)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,834,370 and 77,749,964 shares issued as of March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital (APIC)	626	627
Treasury stock, at cost: 2,143,898 and 2,134,198 common shares as of March 31, 2016 and December 31, 2015, respectively	(87)	(87)
Retained earnings	412	399
Accumulated other comprehensive income (loss) (AOCI)	(15)	(30)
Total CST Brands, Inc. stockholders’ equity	937	910
Noncontrolling interest	605	635
Total stockholders’ equity	1,542	1,545
Total liabilities and stockholders’ equity	$4,248	$3,840
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues(a)	$2,371	$2,666
Cost of sales(b)	2,034	2,359
Gross profit	337	307
Operating expenses:
Operating expenses	204	188
General and administrative expenses	46	49
Depreciation, amortization and accretion expense	61	54
Total operating expenses	311	291
Gain on sale of assets, net	—	5
Operating income	26	21
Other income, net	10	2
Interest expense	(15)	(15)
Income before income tax expense	21	8
Income tax expense	9	2
Consolidated net income	12	6
Net loss attributable to noncontrolling interest	7	8
Net income attributable to CST stockholders	$19	$14
Earnings per common share
Basic earnings per common share	$0.24	$0.18
Weighted-average common shares outstanding (in thousands)	75,498	76,896
Earnings per common share – assuming dilution
Diluted earnings per common share	$0.24	$0.18
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,965	77,242

Dividends per common share	$0.0625	$0.0625

Supplemental information:
(a) Includes excise taxes of:	$549	$470
(a) Includes revenues from fuel sales to related parties of:	$50	$70
(a) Includes income from rentals of:	$15	$13
(b) Includes expenses from fuel sales to related parties of:	$48	$68
(b) Includes expenses from rentals of:	$5	$4
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net income	$12	$6
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(52)
Other comprehensive income (loss) before income taxes	15	(52)
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income (loss)	15	(52)
Comprehensive income (loss)	27	(46)
Loss attributable to noncontrolling interests	(7)	(8)
Comprehensive income (loss) attributable to CST stockholders	$34	$(38)
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$12	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6	8
Depreciation, amortization and accretion expense	61	54
Gain on the sale of assets, net	—	(5)
Deferred income tax (benefit) expense	(1)	(11)
Changes in working capital, net of acquisitions	10	18
Net cash provided by operating activities	$88	$70
Cash flows from investing activities:
Capital expenditures	$(66)	$(50)
Proceeds from the sale of assets	—	7
CST acquisitions, net of cash acquired	(448)	(20)
CrossAmerica acquisitions, net of cash acquired	(53)	(126)
Other investing activities, net	—	9
Net cash used in investing activities	$(567)	$(180)
Cash flows from financing activities:
Borrowings under the CST revolving credit facility	$367	$—
Payments on the CST revolving credit facility	(55)	—
Payments on the CST term loan facility	(13)	(9)
CST debt issuance costs	(1)	—
Borrowings under the CrossAmerica revolving credit facility	91	133
Payments on the CrossAmerica revolving credit facility	(26)	(15)
CST purchases of treasury shares	—	(14)
CrossAmerica purchases of treasury units	(3)	—
Payments of capital lease obligations	(1)	(1)
CST dividends paid	(5)	(5)
CrossAmerica distributions paid	(16)	(13)
Net cash provided by financing activities	338	76
Effect of foreign exchange rate changes on cash	(6)	(20)
Net decrease in cash	(147)	(54)
Cash at beginning of period	314	368
Cash at end of period	$167	$314
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	DEFINITION OF TERMS, DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
Definition of Terms
The following terms are used throughout this document to refer to the items indicated:

•
“CST” refers to CST Brands, Inc., a Delaware corporation, and, where appropriate in context, to one or more of CST’s subsidiaries without the inclusion or consolidation of the operations or subsidiaries of CrossAmerica Partners LP. CST includes CST’s ownership of 100% of the outstanding incentive distribution rights (“IDRs”) of CrossAmerica Partners LP and any common units of CrossAmerica Partners LP owned by subsidiaries of CST, including those received as consideration for “asset drops” as defined in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).

•	We refer to CrossAmerica Partners LP, a Delaware limited partnership, and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole as “CrossAmerica.”

•	“We,” “us,” “our” and “company” refer to the consolidated results and accounts of CST and CrossAmerica, or individually as the context implies.
Description of Business and Current Developments
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the spin-off of the retail business of Valero Energy Corporation (“Valero”) and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
CST owns 100% of the membership interest in the General Partner of CrossAmerica, 100% of the IDRs and 19.1% (as of March 31, 2016) of the limited partner interests in CrossAmerica. See Note 8 for additional information.
CrossAmerica is a separate publicly traded Delaware master limited partnership. CST controls CrossAmerica’s General Partner and has the right to appoint all members of the Board of Directors of the General Partner. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the Board of Directors of the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not have a majority ownership of CrossAmerica’s outstanding limited partner units. As a result, under the guidance in ASC 810–Consolidation, CrossAmerica is a consolidated variable interest entity.
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
Our U.S. Retail segment operations are substantially a company owned and operated convenience store business. We generate profit on motor fuel sales, prepared foods and convenience merchandise and services (car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to ATMs). Our retail sites are operated by company employees.
Our Canadian Retail segment includes company owned and operated convenience stores, commission agents, cardlocks and business and home energy operations. We generate profit on motor fuel sales, and, at our company owned and operated convenience stores, profit is also generated on prepared foods and convenience merchandise and services (similar to our U.S. Retail segment). We use the term “retail site” as a general term to refer to convenience stores, commission agent sites or cardlocks.
CrossAmerica is engaged in the wholesale distribution of motor fuels, the operation of convenience stores and the ownership and leasing of real estate used in the retail distribution of motor fuels. CrossAmerica’s operations are conducted entirely within the U.S.
On March 3, 2016, we announced that we commenced an exploration of strategic alternatives to further enhance stockholder value. In order to facilitate the review, the Board of Directors established a committee of independent directors. The strategic review process is comprehensive and includes a fresh look at several of our previously announced strategic initiatives and plans.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2015, has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Our effective income tax rates for the three months ended March 31, 2016 and 2015 were 43% and 25%, respectively. The effective tax rate differs from the federal statutory rate of 35% for 2016 primarily as a result of our consolidation of CrossAmerica, which had a loss that was not fully tax deductible. As a limited partnership, CrossAmerica has not been subject to Federal and State income tax with the exception of its operations in certain tax paying corporate subsidiaries. CST’s effective tax rate, excluding CrossAmerica, was 36%, which includes Federal and State income tax expense.
Reclassifications
Certain reclassifications were made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on net income or total equity.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In March 2016, the FASB issued ASU 2016-09—Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The approach to adoption is dependent upon which amendments are applicable. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the three months ended March 31, 2016 and 2015, our U.S. Retail and Canadian Retail segments purchased $1.2 billion and $1.5 billion, respectively, of motor fuel from Valero.
CrossAmerica also supplies motor fuel to 43 of our convenience stores in the U.S. Retail segment. For more information regarding transactions with CrossAmerica, see Note 8.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the three months ended March 31, 2016, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to Dunne Manning Stores LLC (“DMS”) and DMS accounted for approximately 30% of CrossAmerica’s rental income. For more information regarding transactions with DMS, see Note 8.
Note 2.    ACQUISITIONS AND DIVESTITURES
CST Acquisition of Flash Foods
On February 1, 2016, we closed on the acquisition of Flash Foods, LLC and other entities (“Flash Foods”), from the Jones Company, a Georgia corporation, and certain other sellers for approximately $425 million plus working capital, assets under construction and other closing adjustments. The company operates 165 Flash Foods-branded convenience stores located in Georgia and Florida, which sell Flash Foods-branded fuel, 21 branded quick service restaurants, a land bank of 15 real estate sites to build new-to-industry stores (“NTI”), on which we have completed the construction of 2 NTIs, a merchandise distribution company with a 90,000 square foot distribution center that it operates in Georgia and a fuel supply company with access to the Colonial and Plantation pipelines, leased storage and a company-owned transportation fleet.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Current assets (excluding inventories)	$21
Inventories	25
Property and equipment	210
Goodwill	235
Current liabilities	(30)
Asset retirement obligations	(13)
Total consideration, net of cash acquired	448
Net working capital	(16)
Assets under construction	(7)
Purchase price, net	$425
Operating revenues since the date of acquisition were $134 million.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of up to 20 years for the buildings and 5 to 10 years for equipment. Once the property and equipment were recorded at fair value, the residual amount was allocated to goodwill because the fair value of the remaining assets and liabilities approximated their book values. All of the goodwill is expected to be deductible for tax purposes.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation. The goodwill recorded was assigned to our U.S. Retail segment.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Acquisition of Franchise Holiday Stationstores
On March 29, 2016, CrossAmerica closed on the acquisition of 31 franchise Holiday Stationstores (“Holiday”) and 3 company-operated liquor stores from S/S/G Corporation for approximately $52 million, including working capital. Of the 34 company-operated stores, 31 are located in Wisconsin and 3 are located in Minnesota.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Inventories	$4
Property and equipment	32
Intangibles	8
Goodwill	8
Total consideration, net of cash acquired	$52
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and 5 to 10 years for equipment.
The fair value of intangible assets, which consisted primarily of $7 million of wholesale fuel distribution rights, was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation. The goodwill recorded was assigned to our CrossAmerica segment.
Finalization of Purchase Accounting associated with the CrossAmerica Acquisition of Erickson Oil Products, Inc. (“Erickson”)
In the first quarter of 2016, CrossAmerica recorded a $1 million receivable for a working capital settlement as agreed to with the sellers, reducing net consideration and resulting goodwill. CrossAmerica finalized the purchase accounting for this acquisition with the receivable related to the working capital settlement being the only adjustment recorded in 2016.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
Subsequent Event—Sale of California Market
On May 5, 2016, we announced that we entered into a definitive agreement to sell store operations in both the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. The transaction includes 76 stores in California and 3 stores in Wyoming.
The purchase price for the transaction is $408 million. The transaction is subject to customary closing conditions including possible purchase price adjustments at the time of close. The cash deal is expected to close mid-summer 2016; however, there is no assurance that a transaction will be completed. With the closing of this transaction, we expect to realize a tax benefit from the completion of a like kind exchange strategy with its purchase of the properties that were acquired in Georgia and Florida as part of the Flash Foods network.
These store operations, which constituted approximately 1% of our total assets, are included in our U.S. Retail segment.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results (Unaudited)
CST’s pro forma results, giving effect to the 2016 and 2015 acquisitions and assuming an acquisition date of January 1, 2015, would have been (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Total revenues	$2,457	$2,965
Net income attributable to CST stockholders	$20	$21
Net income (loss) per share - diluted	$0.26	$0.27
Note 3.     INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Convenience store merchandise	$170	$139
Motor fuel	78	83
Supplies	3	2
Inventories	$251	$224
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of March 31, 2016 and December 31, 2015, the replacement cost (market value) of our U.S. motor fuel inventories equaled their LIFO carrying amounts. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.
Note 4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Land	$783	$710
Buildings	853	759
Equipment	980	876
Land improvements and leasehold improvements	369	323
Other	201	197
Asset retirement obligation	89	78
Construction in progress	60	67
Property and equipment, at cost	3,335	3,010
Accumulated depreciation	(839)	(786)
Property and equipment, net	$2,496	$2,224
Other property and equipment noted in the table above consists primarily of signage and other imaging assets and computer hardware and software.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. GOODWILL
Changes in goodwill during the three months ended March 31, 2016 consisted of the following (in millions):

	U.S. Segment	Canada Segment	CrossAmerica	Consolidated
Balance at December 31, 2015	$35	$2	$383	$420
Acquisitions	235	—	8	243
Purchase price adjustment	—	—	(1)	(1)
Balance at March 31, 2016	$270	$2	$390	$662
Note 6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US Retail Segment:
Other	$8	$(2)	$6	$8	$(1)	$7
US total	8	(2)	6	8	(1)	7
Canadian Retail Segment:
Customer lists(a)	98	(86)	12	92	(80)	12
Total CST	106	(88)	18	100	(81)	19
CrossAmerica:
Wholesale fuel supply contracts/rights	394	(63)	331	388	(56)	332
Below market leases	12	(6)	6	11	(5)	6
Other	7	(3)	4	6	(4)	2
Total CrossAmerica	413	(72)	341	405	(65)	340
CST consolidated total	$519	$(160)	$359	$505	$(146)	$359

(a)
Our customer lists in our Canadian Retail segment are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	March 31,	December 31,
	2016	2015
CST debt and capital leases:(a)
$500 million revolving credit facility	$372	$60
Term loan due 2019	393	406
5.00% senior notes due 2023	550	550
Total CST outstanding debt	1,315	1,016
Deferred financing fees	(14)	(14)
Capital leases	15	14
Total CST debt and capital leases	$1,316	$1,016
CrossAmerica debt and capital leases:(b)
$550 million revolving credit facility	$423	$358
Other debt	27	27
Total CrossAmerica outstanding debt	450	385
Deferred financing fees	(4)	(4)
Capital leases	58	59
Total CrossAmerica debt and capital leases	$504	$440
Total consolidated debt and capital lease obligations outstanding	$1,820	$1,456
Less current portion of CST	76	130
Less current portion of CrossAmerica	9	9
Consolidated debt and capital lease obligations, less current portion	$1,735	$1,317
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
Financial Covenants and Interest Rate
On January 29, 2016, CST amended its Credit Facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended Credit Facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment. The amended CST Credit Facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00 and (c) limitations on capital expenditures. As of March 31, 2016, CST was in compliance with these covenants.
The CrossAmerica revolving credit facility requires CrossAmerica to maintain a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. CrossAmerica was in compliance with these covenants as of March 31, 2016. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.
Outstanding borrowings currently under the amended CST Credit Facility bear a weighted average interest rate of 1.94% as of March 31, 2016. Outstanding borrowings under CrossAmerica’s revolving credit facility bear a weighted average interest rate of 3.45% as of March 31, 2016.
As of March 31, 2016, approximately $125 million was available for future borrowings under the amended CST Credit Facility. As of March 31, 2016, approximately $61 million was available for future borrowings under CrossAmerica’s revolving credit facility.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related-party and account for these transactions as entities under common control.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment under a master fuel distribution agreement and a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon and the lease agreement is a triple net lease with an annual lease rate of 7.5% of the fair value of the leased property at inception. The U.S. Retail segment purchased approximately 19 million gallons of motor fuel from CrossAmerica and incurred rent expense on retail sites leased from CrossAmerica of $4 million during the three months ended March 31, 2016. The U.S. Retail segment purchased approximately 17 million gallons of motor fuel from CrossAmerica and incurred rent expense on retail sites leased from CrossAmerica of $1 million during the three months ended March 31, 2015. Amounts payable to CrossAmerica totaled $3 million and $2 million at March 31, 2016 and December 31, 2015, respectively, related to these transactions.
CST Fuel Supply
CrossAmerica currently owns a 17.5% equity interest in CST Fuel Supply and owned a 5% equity interest in CST Fuel Supply during the first quarter of 2015. CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica. CST Fuel Supply is a subsidiary of CST that supplies wholesale motor fuel to substantially all of CST’s U.S. Retail convenience stores.
CST distributed $4 million and $1 million in cash to CrossAmerica during the three months ended March 31, 2016 and 2015, respectively, related to its equity ownership interests in CST Fuel Supply.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
Amended Omnibus Agreement
CST provides management and corporate support services to CrossAmerica and charged CrossAmerica $3 million and $2 million under the terms of the Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner of CrossAmerica, CST Services LLC (“CST Services”), Dunne Manning, Inc., DMS and Joseph V. Topper, Jr. for these services during the first quarters of 2016 and 2015, respectively. CST charged $1 million and $2 million in non-cash stock-based compensation and incentive compensation costs to CrossAmerica for the three months ended March 31, 2016 and 2015, respectively. Receivables from CrossAmerica were $11 million and $9 million at March 31, 2016 and December 31, 2015, respectively.
Effective January 1, 2016, the fixed billing component of the management fee was increased to $856,000 per month, which was approved by the executive committee of the Board of Directors of CST and on behalf of CrossAmerica by the independent conflicts committee of the Board of Directors of the General Partner of CrossAmerica. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
As approved by the independent conflicts committee of the Board of Directors of the General Partner and the executive committee of our Board of Directors, CrossAmerica and CST mutually agree to settle, from time to time, the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. During the first quarter of 2016, CST received from CrossAmerica 145,137 common units related to settlement of the fourth quarter of 2015 amounts due under the Amended Omnibus Agreement.
On May 9, 2016, CrossAmerica intends to issue 83,218 limited partner units to CST Services as payment for a portion of the first quarter 2016 management fee, with the remainder to be settled in cash.
IDR and Common Unit Distributions
CST received cash distributions of $1 million and $4 million related to its investment in CrossAmerica’s IDRs and common units, respectively, during the three months ended March 31, 2016. CST received cash distributions of $170,000 and $1 million related to its investment in CrossAmerica’s IDRs and common units, respectively, during the three months ended March 31, 2015.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Wholesale Motor Fuel Sales and Real Estate Rentals
DMS is an entity affiliated with Joseph V. Topper, Jr., a member of CST’s Board of Directors and the Board of Directors of the General Partner of CrossAmerica. DMS is an operator of convenience stores that purchases motor fuel from CrossAmerica on a wholesale basis in accordance with a master fuel purchase agreement between DMS and CrossAmerica. DMS also leases certain retail site real estate from CrossAmerica in accordance with a master lease agreement between DMS and CrossAmerica.
Revenues from motor fuel sales and rental income from DMS were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues from motor fuel sales to DMS	$50	$70
Rental income from DMS	$6	$6
Motor fuel is sold to DMS at CrossAmerica’s cost plus a fixed mark-up per gallon. Receivables from DMS totaled $8 million and $7 million at March 31, 2016 and December 31, 2015, respectively.
Topstar Enterprises is an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail site real estate from us, but does not purchase fuel from us. Revenues from rental income from Topstar Enterprises was $0.1 million for the quarters ended March 31, 2016 and 2015, respectively.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rental expenses paid to these entities were not significant for either period.
Aircraft Usage Costs
From time to time, CST leases, on a non-exclusive basis, an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board and her husband, as previously approved in March 2015 by the Audit Committee of CST’s Board of Directors. Lease costs for use of this aircraft were not significant for the three months ended March 31, 2016 and 2015.
From time to time, CrossAmerica leases, on a non-exclusive basis, an aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of CrossAmerica’s board of directors, as previously approved in August 2013 by the independent conflicts committee of the board of directors of the General Partner. Lease costs incurred by CrossAmerica for use of these aircrafts were not significant and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are provided by a related party of Joseph V. Topper, Jr. CrossAmerica incurred $0.6 million and $0.1 million with this related party for the three months ended March 31, 2016 and 2015, respectively.
CrossAmerica Principal Executive Offices
The CrossAmerica principal executive offices are in Allentown, Pennsylvania in office space leased from a related party. Total rent expense for the office space was $0.1 million for the three months ended March 31, 2016.
Conversion of Subordinated Units
On February 25, 2016, all 7,525,000 outstanding subordinated units representing limited partner interests in CrossAmerica automatically converted into common units on a one-for-one basis (the “Conversion”).
Joseph V. Topper, Jr. and entities wholly owned and managed by Mr. Topper collectively owned 6,786,499 subordinated units and therefore received 6,786,499 common units as a result of the Conversion. CST may be deemed to have beneficial ownership of the 6,786,499 common units as a result of a voting agreement with Mr. Topper and his affiliates.
Note 9. COMMITMENTS AND CONTINGENCIES
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 10.    FAIR VALUE MEASUREMENTS
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2016 or 2015.
Financial Instruments
The aggregate fair value and carrying amount of the CST senior notes, credit facility and term loan at March 31, 2016 and December 31, 2015 were $1.3 billion and $1.0 billion, respectively. The fair value of the CST term loan and credit facility approximate their carrying value. The fair value of the CST senior notes is determined primarily using quoted prices of over the counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $423 million as of March 31, 2016 and $358 million as of December 31, 2015.
Note 11.     EQUITY
CST Treasury Stock
For the three months ended March 31, 2016, we withheld 9,700 shares of our common stock with a total fair value of $0.4 million in connection with withholding taxes related to the vesting of restricted stock units.
CST Dividends
We paid regular quarterly cash dividends of $0.0625 per CST common share each quarter, commencing with the quarter ended September 30, 2013. The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
The board of directors of CrossAmerica’s General Partner approved a quarterly distribution of $0.5975 per unit attributable to the first quarter of 2016. The distribution is payable on May 31, 2016 to all unitholders of record on May 19, 2016.
The amount of any distribution is subject to the discretion of the Board of Directors of CrossAmerica’s General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
CrossAmerica Common Unit Repurchase Program
In November 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the quarter ended March 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
Total	112,492	$24.47	$2,752,240	$18,644,689
CrossAmerica did not repurchase any common units from April 1, 2016 through the date of this filing.
Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$(30)	$77
Other comprehensive income (loss) before reclassifications	15	(52)
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive income (loss)	15	(52)
Balance at the end of the period	$(15)	$25

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of operating expenses and general and administrative expenses in the consolidated statements of income.
We recognized equity-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Equity-based compensation related to CST	$5	$5
Equity-based compensation related to CrossAmerica	1	3
Total equity-based compensation expense	$6	$8
During the three months ended March 31, 2016, we recognized $4 million of equity-based compensation expense, of which $3 million was attributable to CST and $1 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant.
CST Equity-Based Awards
Grants of equity-based awards occurred in the first quarter of 2016 and consisted of:

	Number of Shares	Weighted-Avg Grant-Date Fair Value
Stock options	417,462	$11.06
Restricted stock units	150,667	$38.76
Market share units	93,249	$42.90
The stock options and restricted stock units granted become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and the options expire on the tenth anniversary of their date of grant. Exercise prices of the stock options are equal to the market value of the common stock on the date of grant. The weighted average exercise price of the stock options granted was $38.76 per share. The fair value of the stock options was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Expected term (years)	6.00
Expected stock price volatility	29.05%
Risk-free interest rate	1.49%
Expected dividend yield	0.64%
Expected term was estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term due to the lack of prior grant history and a relatively small number of recent expected term assumptions available from our peers. Expected stock price volatility was based on the weighted-average of our peer group’s median implied volatility, our own mean reversion volatility, and the median of our peer group’s most recent volatilities over the expected term. The risk-free interest rate was based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. The risk free rate was calculated by interpolating between the published 5-year and 7-year U.S. Treasury spot rates. The expected dividend yield was based on the market value of the common stock on the date of grant (as defined by the CST Brands, Inc. Amended and Restated 2013 Omnibus Stock and Incentive Plan) and assumed future annual dividends of $0.25 per share.
The 93,249 market share units represent the targeted number of equity based awards that will be settled in CST common shares on the third anniversary of their grant date. The number of shares that will ultimately vest is subject to market and performance conditions as outlined in the plan. The fair value of these units was estimated on the grant date using a Monte Carlo simulation based on the following assumptions:

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning average stock price	$34.18
Expected stock price volatility	27.71%
Risk-free interest rate	1.04%
Expected dividend yield	0.64%
The beginning average stock price is the 20-day volume weighted average price preceding the grant date. Expected stock price volatility was based on a weighted average blend of implied and historical volatilities using daily closing stock prices as of the grant date. The risk-free interest rate was based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term equal to the three-year term. The expected dividend yield was based on the market value of the common stock on the date of grant and assumed future annual dividends of $0.25 per share.
Approximately 102,000 and 142,000 of CST’s equity-based awards were granted to certain employees of CST in 2016 and 2015, respectively, for services rendered on behalf of CrossAmerica and the expense associated with the awards was charged to CrossAmerica. These equity-based awards had a total fair value of $2 million and $2 million on the date of grant in 2016 and 2015, respectively.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest; therefore, all earnings per common share information relates solely to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Three Months Ended March 31,
	2016		2015
	Participating Awards	Common Stock	Participating Awards	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$19		$14
Less dividends declared:
Common stock		5		5
Undistributed earnings		$14		$9

Weighted-average common shares outstanding (in thousands)	406	75,498	331	76,896
Earnings per common share
Distributed earnings	$0.06	$0.06	$0.06	$0.06
Undistributed earnings	0.18	0.18	0.12	0.12
Total earnings per common share	$0.24	$0.24	$0.18	$0.18

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$19	$14

Weighted-average common shares outstanding (in thousands)	75,498	76,896
Common equivalent shares:
Stock options (in thousands)	119	136
Restricted stock (in thousands)	118	113
Restricted stock units (in thousands)	169	97
Market share units (in thousands)	61	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,965	77,242
Earnings per common share - assuming dilution	$0.24	$0.18
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2016	2015
Weighted-average anti-dilutive stock awards (in thousands)	860	107
Note 14. SEGMENT INFORMATION
We have three reportable segments: U.S. Retail, Canadian Retail and CrossAmerica. The U.S. Retail, Canadian Retail and CrossAmerica segments are managed as individual strategic business units. Each segment experiences different operating income

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

margins due to certain unique operating characteristics, geographic supply and demand attributes, specific country and local regulatory environments, and is exposed to variability in gross profit from the volatility of crude oil prices. Operating revenues from our business and home energy operations were less than 5% of our operating revenues for each period presented and have been included within the Canadian Retail segment information.
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
The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canadian Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Three months ended March 31, 2016:
Operating revenues	$1,360	$674	$337	$—	$—	$—	$2,371
Intersegment revenues	—	—	30	—	(30)	—	—
Gross profit	217	83	37	—	—	—	337
Depreciation, amortization and accretion expense	29	10	13	—	—	9	61
Operating income (loss)	46	23	13	(46)	—	(10)	26
Total expenditures for long-lived assets (including acquisitions)(a)	497	6	56	—	—	—	559

Three months ended March 31, 2015:
Operating revenues	$1,362	$853	$451	$—	$—	$—	$2,666
Intersegment revenues	—	—	30	—	(30)	—	—
Gross profit	176	93	38	—	—	—	307
Depreciation, amortization and accretion expense	24	9	12	—	—	9	54
Operating income (loss)	42	28	9	(49)	—	(9)	21
Total expenditures for long-lived assets (including acquisitions)	66	4	126	—	—	—	196

(a)	Expenditures in the U.S. Retail segment for 2016 exclude $8 million of accrued capital expenditures.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Decrease (increase):
Receivables, net	$2	$(1)
Inventories	5	18
Prepaid expenses and other	—	4
Increase (decrease):
Accounts payable	2	(19)
Accounts payable to related parties	4	—
Accounts payable to Valero	17	28
Accrued expenses	(2)	—
Amortization of deferred debt costs	1	2
Taxes other than income taxes	2	(5)
Income taxes payable	(21)	(9)
Changes in working capital	$10	$18
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	acquisitions;

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated amounts at the applicable exchange rates as of each balance sheet date.

Additionally, cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interests, IDR and common unit distributions, are eliminated from the statements of cash flows.
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Interest paid in excess of amount capitalized	$8	$6
Income taxes paid	$29	$18
Note 16. TERMINATION BENEFITS
A rollforward of our liability for severance and other termination benefits is as follows (in millions):

Balance at December 31, 2015	$9
Provision for termination benefits	—
Termination benefits paid	(6)
Balance at March 31, 2016	$3

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. GUARANTOR SUBSIDIARIES
CST’s 100% owned, domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee, on a joint and several basis, CST’s 5% senior notes due 2023. CrossAmerica is not a guarantor under CST’s 5% senior notes due 2023. The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3–10(f):

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$130	$35	$—	$165	$2	$—	$167
Receivables, net	1	68	59	—	128	31	(11)	148
Inventories	—	180	56	—	236	15	—	251
Prepaid taxes	—	23	1	—	24	1	—	25
Prepaid expenses and other	—	8	4	—	12	9	—	21
Total current assets	1	409	155	—	565	58	(11)	612
Property and equipment, at cost	—	2,030	531	—	2,561	775	(1)	3,335
Accumulated depreciation	—	(594)	(183)	—	(777)	(62)	—	(839)
Property and equipment, net	—	1,436	348	—	1,784	713	(1)	2,496
Intangible assets, net	—	6	12	—	18	341	—	359
Goodwill	—	270	2	—	272	390	—	662
Investment in subsidiaries	1,988	—	—	(1,988)	—	—	—	—
Investment in CrossAmerica	—	270	—	—	270	—	(270)	—
Deferred income taxes	—	—	64	—	64	—	—	64
Other assets, net	14	23	5		42	14	(1)	55
Total assets	$2,003	$2,414	$586	$(1,988)	$3,015	$1,516	$(283)	$4,248

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase as follows as of March 31, 2016:
			Prepaid expenses and other			$1
			Property and equipment, net			$56
			Intangibles, net			$255
			Goodwill			$302

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$75	$1	$—	$—	$76	$9	$—	$85
Accounts payable	—	128	42	—	170	40	(11)	199
Accounts payable to Valero	(1)	108	66	—	173	—	—	173
Accrued expenses	12	31	14	—	57	11	—	68
Taxes other than income taxes	—	36	1	—	37	10	—	47
Income taxes payable	—	2	3	—	5	—	—	5
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	91	306	126	—	523	70	(11)	582
Debt and capital lease obligations, less current portion	1,227	9	5	—	1,241	495	(1)	1,735
Deferred income taxes	—	145	—	—	145	53	—	198
Intercompany payables (receivables)	(289)	127	162	—	—	—	—	—
Asset retirement obligations	—	89	16	—	105	24	—	129
Other long-term liabilities	15	12	15	—	42	20	—	62
Total liabilities	1,044	688	324	—	2,056	662	(12)	2,706
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	648	1,337	64	(1,401)	648	—	(22)	626
Treasury stock	(87)	—	—	—	(87)	—	—	(87)
Retained earnings	412	389	198	(587)	412	—	—	412
AOCI	(15)	—	—	—	(15)	—	—	(15)
Partners’ capital	—	—	—	—	—	854	(854)	—
Noncontrolling interest	—	—	—	—	—	—	605	605
Total stockholders’ equity	959	1,726	262	(1,988)	959	854	(271)	1,542
Total liabilities and stockholders’ equity	$2,003	$2,414	$586	$(1,988)	$3,015	$1,516	$(283)	$4,248
Deferred taxes and noncontrolling interest for CrossAmerica include $10 million and $604 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

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

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase discussed in the Form 10-K for the year ended December 31, 2015. These adjustments were as follows:

			Property and equipment, net			$62
			Intangibles, net			$258
			Goodwill			$302

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$129	$1	$—	$—	$130	$9	$—	$139
Accounts payable	2	105	68	(17)	158	32	(4)	186
Accounts payable to Valero	(1)	92	61	—	152	—	—	152
Accrued expenses	5	35	15	—	55	16	—	71
Taxes other than income taxes	—	31	1	—	32	10	—	42
Income taxes payable	—	3	5	17	25	1	—	26
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	140	267	150	—	557	68	(4)	621
Debt and capital lease obligations, less current portion	874	8	5	—	887	431	(1)	1,317
Deferred income taxes	—	132	—	—	132	54	—	186
Intercompany payables (receivables)	(9)	(353)	362	—	—	—	—	—
Asset retirement obligations	—	75	15	—	90	23	—	113
Other long-term liabilities	15	11	13	—	39	19	—	58
Total liabilities	1,020	140	545	—	1,705	595	(5)	2,295
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	653	1,334	60	(1,394)	653	—	(26)	627
Treasury stock	(87)	—	—	—	(87)	—	—	(87)
Retained earnings	399	379	166	(545)	399	—	—	399
AOCI	(30)	—	—	—	(30)	—	—	(30)
Partners’ capital	—	—	—	—	—	882	(882)	—
Noncontrolling interest	—	—	—	—	—	—	635	635
Total stockholders’ equity	936	1,713	226	(1,939)	936	882	(273)	1,545
Total liabilities and stockholders’ equity	$1,956	$1,853	$771	$(1,939)	$2,641	$1,477	$(278)	$3,840
Deferred taxes and noncontrolling interest for CrossAmerica include $11 million and $612 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase discussed in Form 10-K for the year ended December 31, 2015.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,360	$674	$—	$2,034	$367	$(30)	$2,371
Cost of sales	—	1,143	591	—	1,734	330	(30)	2,034
Gross profit	—	217	83	—	300	37	—	337

Income from CST Fuel Supply Equity	—	—	—	—	—	4	(4)	—
Operating expenses:
Operating expenses	—	142	51	—	193	15	(4)	204
General and administrative expenses	1	33	5	—	39	7	—	46
Depreciation, amortization and accretion expense	—	29	10	—	39	22 (a)	—	61
Total operating expenses	1	204	66	—	271	44	(4)	311
Gain (loss) on the sale of assets, net	—	—	1	—	1	(1)	—	—
Operating (loss) income	(1)	13	18	—	30	(4)	—	26
Other income, net	—	1	10	—	11	—	(1)	10
Interest expense	(11)	—	—	—	(11)	(4)	—	(15)
Intercompany interest expense	1	—	(1)	—	—	—	—	—
Equity in earnings of CrossAmerica	(1)	—	—	—	(1)	—	1	—
Equity in earnings of subsidiaries	30	—	—	(30)	—	—	—	—
Income (loss) before income tax expense	18	14	27	(30)	29	(8)	—	21
Income tax expense (benefit)	(1)	4	7	—	10	(1)	—	9
Net income (loss)	19	10	20	(30)	19	(7)	—	12
Net loss attributable to noncontrolling interest	—	—	—	—	—	6	1	7
Net income (loss) attributable to CST stockholders	$19	$10	$20	$(30)	$19	$(1)	$1	$19
Other comprehensive loss, net of tax:
Net income (loss)	$19	$10	$20	$(30)	$19	$(7)	$—	$12
Foreign currency translation adjustment	15	—	—	—	15	—	—	15
Comprehensive income (loss)	34	10	20	(30)	34	(7)	—	27
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(6)	(1)	(7)
Comprehensive income attributable to CST stockholders	$34	$10	$20	$(30)	$34	$(1)	$1	$34
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $9 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,362	$853	$—	$2,215	$481	$(30)	$2,666
Cost of sales	—	1,186	760	—	1,946	443	(30)	2,359
Gross profit	—	176	93	—	269	38	—	307

Income from CST Fuel Supply Equity	—	—	—	—	—	1	(1)	—
Operating expenses:
Operating expenses	—	115	56	—	171	18	(1)	188
General and administrative expenses	3	31	5	—	39	10	—	49
Depreciation, amortization and accretion expense	—	24	9	—	33	21 (a)	—	54
Total operating expenses	3	170	70	—	243	49	(1)	291
Gain on the sale of assets, net	—	5	—	—	5	—	—	5
Operating (loss) income	(3)	11	23	—	31	(10)	—	21
Other income, net	—	1	1	—	2	—	—	2
Interest expense	(11)	—	—	—	(11)	(4)	—	(15)
Equity in earnings of subsidiaries	27	—	—	(27)	—	—	—	—
Income (loss) before income tax expense	13	12	24	(27)	22	(14)	—	8
Income tax expense	—	1	7	—	8	(6)	—	2
Net income (loss)	13	11	17	(27)	14	(8)	—	6
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	8	8
Net income (loss) attributable to CST stockholders	$13	$11	$17	$(27)	$14	$(8)	$8	$14
Other comprehensive income (loss), net of tax:
Net income (loss)	$13	$11	$17	$(27)	$14	$(8)	$—	$6
Foreign currency translation adjustment	(52)	—	—	—	(52)	—	—	(52)
Comprehensive income (loss)	(39)	11	17	(27)	(38)	(8)	—	(46)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(8)	—	(8)
Comprehensive income attributable to CST stockholders	$(39)	$11	$17	$(27)	$(38)	$—	$—	$(38)
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $9 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4)	$74	$—	$—	$70	$19	$(1)	$88
Cash flows from investing activities:
Capital expenditures	—	(57)	(6)	—	(63)	(3)	—	(66)
CST acquisitions	—	(448)	—	—	(448)	—	—	(448)
CrossAmerica acquisitions	—	—	—	—	—	(53)	—	(53)
Cash received from sale of CST Fuel Supply	—	3	—	—	3	(3)	—	—
IDR income	—	1	—	—	1	—	(1)	—
Net cash used in investing activities	—	(501)	(6)	—	(507)	(59)	(1)	(567)
Cash flows from financing activities:
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	91	—	91
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(26)	—	(26)
Proceeds under the CST revolving credit facility	367	—	—	—	367	—	—	367
Payments on the CST revolving credit facility	(55)	—	—	—	(55)	—	—	(55)
Debt issuance costs	(1)	—	—	—	(1)	—	—	(1)
Repayment of intercompany payable	—	—	(200)	200	—	—	—	—
Intercompany loan	200	—	—	(200)	—	—	—	—
Payments on the CST term loan facility	(13)	—	—	—	(13)	—	—	(13)
CrossAmerica purchases of treasury shares	—	—	—	—	—	(3)	—	(3)
Payments of capital lease obligations	—	—	—	—	—	(1)	—	(1)
Dividends paid	(5)	—	—	—	(5)	—	—	(5)
Distributions from CrossAmerica	—	3	—	—	3	—	(3)	—
Distributions paid	—	—	—	—	—	(20)	4	(16)
Intercompany funding	(489)	488	—	—	(1)	—	1	—
Net cash provided by (used in) financing activities	4	491	(200)	—	295	41	2	338
Effect of foreign exchange rate changes on cash	—	—	(6)	—	(6)	—	—	(6)
Net (decrease) increase in cash	—	64	(212)	—	(148)	1	—	(147)
Cash at beginning of year	—	66	247	—	313	1	—	314
Cash at end of period	$—	$130	$35	$—	$165	$2	$—	$167

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5)	$49	$14	$—	$58	12	$—	$70
Cash flows from investing activities:
Capital expenditures	—	(46)	(4)	—	(50)	—	—	(50)
CST acquisitions	—	(20)	—	—	(20)	—	—	(20)
CrossAmerica acquisitions	—	—	—	—	—	(126)	—	(126)
Proceeds from the sale of assets	—	7	—	—	7	—	—	7
Other investing activities, net	1	5	3	—	9	—	—	9
Net cash used in investing activities	1	(54)	(1)	—	(54)	(126)	—	(180)
Cash flows from financing activities:
Borrowings under the CST revolving credit facility	—	—	—	—	—	133	—	133
Payments on the CST revolving credit facility	—	—	—	—	—	(15)	—	(15)
Payments on long-term debt	(9)	—	—	—	(9)	—	—	(9)
CST purchases of treasury shares	(14)	—	—	—	(14)	—	—	(14)
Debt issuance and credit facility origination costs	—	—	—	—	—	—	—	—
Payments of capital lease obligations	—	—	—	—	—	(1)	—	(1)
Dividends paid	(5)	—	—	—	(5)	—	—	(5)
Distributions paid	—	—	—	—	—	(13)	—	(13)
Intercompany funding	32	(32)	—	—	—	—	—	—
Net cash provided by (used in) financing activities	4	(32)	—	—	(28)	104	—	76
Effect of foreign exchange rate changes on cash	—	—	(20)	—	(20)	—	—	(20)
Net (decrease) increase in cash	—	(37)	(7)	—	(44)	(10)	—	(54)
Cash at beginning of year	—	148	205	—	353	15	—	368
Cash at end of period	$—	$111	$198	$—	$309	$5	$—	$314

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this quarterly report. This quarterly report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero Energy Corporation (“Valero”), the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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

•	significant increases in statutory minimum wage;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	severe or unfavorable weather conditions;

•	dependence on senior management and the ability to attract and retain qualified employees;

•	inability to build or acquire and successfully integrate new retail sites;

•	fluctuations in the exchange rate between the United States and Canadian currencies;

•	dependence on Valero and other suppliers for motor fuel and merchandise;

•	dependence on suppliers, including Valero, for credit terms;

•	supply chain disruptions;

•	litigation or adverse publicity concerning food quality, food safety, other health concerns or compliance with franchise agreements related to our food product merchandise or restaurant facilities;

•	dangers inherent in storing and transporting motor fuel;

•	pending or future consumer, environmental or other litigation;

•	dependence on our IT systems and maintaining data security;

•	acts of terrorism or war;

•	our and CrossAmerica’s access to capital, credit ratings, debt and ability to raise additional debt or equity financing;

•	impairment of long-lived assets, intangible assets or goodwill;

•	our ability to comply with covenants in any credit agreements or other debt instruments and availability, terms and deployment of capital;

•	our business strategy and operations and potential conflicts of interest with CrossAmerica;

•	our ability to successfully integrate any acquisition we may make;

•	future income tax legislation;

•	a determination by the Internal Revenue Service (“IRS”) that the spin-off or certain related transactions should be treated as a taxable transaction;

•	our exploration of strategic alternatives; and

•	other unforeseen factors.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2015, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated and combined financial statements and accompanying notes to those financial statements in our Form 10-K. Our Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.
Our MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•	Recently Acquired Retail Sites—This section describes our operating model related to recently acquired convenience store operations.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2016 and 2015, an outlook for our business and non–GAAP measures.

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
Changes in our average motor fuel selling price per gallon and gross margin for the periods ended March 31, 2016 and 2015 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately 40% of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel declines rapidly.

Historically, the volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the twenty-eight months ended March 31, 2016:
(a) Represents the average monthly spot price per barrel during the periods presented for West Texas Intermediate (“WTI”) and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for U.S. Gulf Coast conventional (“GCC”) gasoline and New York Harbor conventional gasoline (“NYHC”).

The following graph shows the volatility of wholesale motor fuel prices and the impact on our U.S. Retail and Canadian Retail segments’ gross profits for the twenty-eight months ended March 31, 2016 (U.S. Retail and Canadian Retail cent per gallon (“CPG”) gross profits):

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
The prices paid to CrossAmerica’s motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. CrossAmerica receives a fixed mark-up per gallon on approximately 86% of gallons sold to its customers. The remaining gallons are primarily dealer tank wagon (“DTW”) priced contracts with its customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. This spread can exist for a period of time, thus allowing us to collect a higher margin from our dealers.
Regarding CrossAmerica’s supplier relationships, a majority of our total gallons are subject to discounts for prompt payment and other rebates and incentives. Prompt payment discounts are based on a percentage of the purchase price of motor fuel, as such the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).  Based on CrossAmerica’s current volumes, we estimate a $10 per barrel change in the price of crude oil would impact CrossAmerica’s overall annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.
Seasonality Effects on Volumes
Our business is subject to substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer months) and lowest during the winter months in the first and fourth quarters.
Impact on Inflation
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
Recently Acquired Retail Sites
When we acquire wholesale fuel and convenience store operations, we generally do not have a predetermined operating or ownership model for these businesses. Acquisitions can be done by CST or CrossAmerica separately or jointly, with wholesale fuel supply operations generally acquired by CrossAmerica and convenience store operations generally acquired by CST. Subsequent to an acquisition, we have an integration team that evaluates the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All retail convenience stores we acquire are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired convenience stores are suitable to be converted and integrated into CST’s core store operating model. We believe it is necessary to differentiate the operating performance between core and non-core stores when presenting our operating statistics because non-core stores are not necessarily reflective of our core business. Key differentiating factors include the following:

•
Non-core merchandising strategies are often legacy strategies of the former owner, which may be different from our core store merchandising strategies, including the offering of our proprietary products and food programs.

•	Non-core sites are independently managed by our integration team whereas our President of Retail Operations oversees all core store operations.

•	Non-core motor fuel pricing, merchandise supply and labor strategies may be different from our core business.
During the quarter ended March 31, 2016, CrossAmerica converted 52 non-core company-operated convenience stores to third party dealer-operated stores. As of March 31, 2016, CrossAmerica continues to operate 97 retail sites from its recent acquisitions as non-core convenience stores.
The 165 stores acquired February 1, 2016 in the Flash Foods acquisition are not included in the U.S. Retail Segment’s core-store operating statistics in this quarterly report. Effective April 1, 2016, the 165 stores are included in our U.S. Retail Segment’s core-store operations. The 31 convenience stores and 3 company-operated liquor stores acquired from S/S/G Corporation are included in CrossAmerica’s retail operations.
The following is a rollforward of our non-core convenience store sites:

	Three Months Ended March 31, 2016
	U.S. Retail	CrossAmerica	Total
Non-core sites rollforward:
Beginning of period	—	115	115
Acquisitions	165	34	199
Dealer conversions	—	(52)	(52)
End of period	165	97	262

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated income statements are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating revenues	$2,371	$2,666
Cost of sales	2,034	2,359
Gross profit	337	307
Operating expenses:
Operating expenses	204	188
General and administrative expenses	46	49
Depreciation, amortization and accretion expense	61	54
Total operating expenses	311	291
Gain on sale of assets, net	—	5
Operating income	26	21
Other income, net	10	2
Interest expense	(15)	(15)
Income before income tax expense	21	8
Income tax expense	9	2
Consolidated net income	12	6
Net loss attributable to noncontrolling interest	7	8
Net income attributable to CST stockholders	$19	$14
On February 1, 2016, we completed the acquisition of Flash Foods and began consolidating the financial results of Flash Foods. We have quantified the effects of Flash Foods to specific income statement line items in our consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable to CST excluding the Flash Foods acquisition are then discussed.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Consolidated Results
Operating revenues increased $134 million and gross profit increased $20 million from the acquisition of Flash Foods, which was completed on February 1, 2016.
Excluding the effects of the Flash Foods acquisition, operating revenues declined $429 million, or 16%, while gross profit increased $11 million, or 4%. Excluding the effects of Flash Foods and foreign exchange, gross profit increased $17 million, or 6%.
Operating revenues
Significant items impacting these results (excluding Flash Foods) were:

•	A $136 million decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Partially offsetting the decline was an increase in motor fuel gallons sold of 11% from our recent acquisitions and NTIs, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦
Further offsetting this decline, our merchandise and services revenues increased primarily from our recent acquisitions, NTIs and improvements in same store sales as more fully described below under the heading “Segment Results—U.S. Retail.”

•A $179 million, or 21%, decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $39 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.74 during the first quarter of 2016, and equal to U.S. $0.81 during the same period in 2015, representing a decrease in value of 9%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $140 million. This decrease was primarily attributable to:

◦	A decrease in the retail price of our motor fuel as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	A 3% decrease in the volume of motor fuel we sold as more fully described below under the heading “Segment Results—Canadian Retail.”

◦
A decline related to our business and home energy operations due to unseasonably warm weather and a decline in price as a result of a decline in crude oil prices as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	Partially offsetting these declines were improvements in same site merchandise and services revenues of 6% as more fully described below under the heading “Segment Results—Canadian Retail.”

•
A $113 million, or 23%, decline in our CrossAmerica operating revenues primarily from a decline in the price of crude oil as more fully described below under the heading “Segment Results—CrossAmerica.”

Cost of sales
Cost of sales increased $116 million from the acquisition of Flash Foods.
Excluding the effects of Flash Foods, cost of sales declined $441 million or 19%.
Significant items impacting these results (excluding Flash Foods) were:

•	A $32 million decline from the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar as discussed above.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $12 million from the acquisition of Flash Foods.
Excluding the effects of Flash Foods, operating expenses increased by $4 million primarily due to our expanded core network, partially offset by declines in our Canadian Retail and CrossAmerica segments, as more fully described below.
General and administrative expenses
General and administrative expenses increased $1 million related to the acquisition of Flash Foods.
Excluding the effects of Flash Foods, general and administrative expenses declined by $4 million primarily as a result of severance and legal related expenditures recorded in 2015, partially offset by acquisition costs recorded in 2016. Additionally, CrossAmerica’s general and administrative expenses declined as a result of the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $4 million related to the acquisition of Flash Foods.
Excluding the effects of Flash Foods, depreciation, amortization and accretion expense increased $3 million mainly due to our NTIs.
Gain on sale of assets, net
We completed the sale of nine convenience stores in the first quarter of 2015 and recognized a gain of $5 million in the U.S.
Other income, net
Other income, net increased $8 million primarily related to a gain on a U.S. dollar denominated intercompany loan payable from our Canadian subsidiary to the U.S. At March 31, 2016, the outstanding amount of this loan was $160 million. As foreign currency rates fluctuate and the loan remains outstanding, we will continue to recognize gains or losses on this intercompany loan.
Income tax expense
Income tax expense increased $7 million, primarily as a result of the increase in income before income taxes. Our effective income tax rate was 43% for the three months ended March 31, 2016 compared to an effective rate of 25% for the three months ended December 31, 2015, primarily due to CrossAmerica. CST’s effective tax rate, excluding CrossAmerica, was 36%, for the three months ended March 31, 2016 compared to 36% for the year ended March 31, 2015.

Segment Results
We present the results of operations of our segments consistent with how our management views the business. Therefore, the segments are presented before intercompany eliminations (which consist of motor fuel sold from our CrossAmerica segment to our U.S. Retail segment, CST Fuel Supply distributions and rent expense paid by our U.S. Retail segment to our CrossAmerica segment) and before purchase accounting adjustments related to the acquisition of CrossAmerica (primarily depreciation and amortization).
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Motor fuel	$946	$1,017
Merchandise and services(a)	413	345
Other(b)	1	—
Total operating revenues	$1,360	$1,362
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$80	$65
Motor fuel–amounts attributable to CrossAmerica	(5)	(2)
Motor fuel–after amounts attributable to CrossAmerica	75	63
Merchandise and services(a)	141	113
Other(b)	1	—
Total gross profit	217	176
Operating expenses:
Operating expenses	142	115
Depreciation, amortization and accretion expense	29	24
Total operating expenses	171	139
Gain on sale of assets, net	—	5
Operating income	$46	$42

Core store operating statistics:(c)
End of period core stores	1,054	981
Motor fuel sales (gallons per store per day)	5,054	4,966
Motor fuel sales (per store per day)	$8,927	$10,967

Motor fuel gross profit per gallon, net of credit card fees	$0.154	$0.140
CST Fuel Supply wholesale profit attributable to CrossAmerica(e)	(0.009)	(0.003)
Motor fuel gross profit per gallon, net of credit card fees(d), (e)	$0.145	$0.137

Merchandise and services sales (per store per day)(a)	$3,872	$3,658
Merchandise and services gross profit percentage, net of credit card fees(a)	34.1%	32.5%

U.S. Retail (continued)

	Three Months Ended March 31,
	2016	2015
Company-operated retail sites:
Beginning of period	1,049	1,021
NTIs opened	6	1
Acquisitions	165	22
Closed or divested	(1)	(9)
End of period	1,219	1,035
End of period non-core retail stores	165	54
End of period core retail stores	1,054	981

Core store same store information(c), (f):
Company-operated retail stores	994	994
NTIs included in core same store information(f)	76	76
Motor fuel sales (gallons per store per day)	4,990	5,001
Merchandise and services sales (per store per day)(a)	$3,851	$3,767
Merchandise and services gross profit percent, net of credit card fees(a)	34.2%	32.5%
Merchandise and services sales, ex. cigarettes (per store per day)(a)	$2,812	$2,726
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	40.5%	38.9%
Merchandise and services gross profit dollars(a)	$119	$109

Notes to U.S. Retail Statistical Table

(a)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and ATM fees.

(b)	Primarily consists of rental income.

(c)
Represents the portfolio of core retail stores and excludes recently acquired retail stores that are being integrated or are under performance evaluation to determine if they are: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer-operated site, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All NTIs are core stores and accordingly are included in the core system operating statistics. Flash Foods stores are classified as non-core during the first quarter of 2016 and accordingly their operations are excluded from the core system operating statistics. Effective April 1, 2016, the Flash Foods stores are included in our U.S. Retail Segment’s core-store operations.

(d)	Includes $0.05 per gallon of wholesale fuel distribution profit.

(e)
CrossAmerica owns a 17.5% limited partner equity interest in CST Fuel Supply, which is the sole owner of CST Marketing & Supply, which distributes motor fuel to our retail operations at a net $0.05 per gallon margin. A separate entity, Fuel South LLC, distributes motor fuel to the Flash Foods retail operations.

(f)
The same store information consists of aggregated individual store results for all stores in operation substantially throughout both periods presented. Stores that were temporarily closed for a brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared. NTIs are included in the core same store metrics when they meet this criteria.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues declined $2 million, gross profit increased $41 million, or 23%, and operating expenses increased $27 million, or 23%.
The results were driven by:
Operating revenues

•
A decrease in the retail price per gallon of motor fuel that we sold, which contributed $179 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.06 per gallon during 2016 compared to $1.52 per gallon during 2015, representing a 30% decrease.

•
Partially offsetting the decline was an increase in motor fuel gallons sold of 11%, which increased motor fuel operating revenues by $109 million. The increase in motor fuel gallons sold resulted primarily from our NTIs and the acquisitions of Nice N Easy and the Landmark convenience stores.

•
Further offsetting this decline, our merchandise and services revenues increased $68 million primarily as a result of our NTIs and the acquisitions of Flash Foods and the Landmark convenience stores as well as an overall increase in our same store merchandise sales. The increase in same store merchandise sales was the result of strategies designed to add business in the packaged beverage, fresh foods and grocery categories.

Gross profit

•
An increase in motor fuel gross profit of $12 million primarily due to an increase in our motor fuel gross profit per gallon. The increase in our motor fuel gross profit per gallon was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Also contributing to the increase in our motor fuel gross profit was the increase in volumes discussed above, which resulted in a $7 million increase to motor fuel gross profit.

•
Partially offsetting the increase to motor fuel gross profit was the effect of the CST Fuel Supply distributions to CrossAmerica. As discussed in Note 8 included elsewhere in this quarterly report, CrossAmerica increased its ownership in CST Fuel Supply to 17.5% during 2015, which resulted in an increase in the distribution to CrossAmerica of $3 million.

•
Our merchandise and services gross profit increased $28 million primarily from our acquisitions and from an increase in our same store sales as discussed above. The increase in same store merchandise sales and services gross profit was due to a higher mix of prepared food and packaged beverages, both of which contributed higher than average gross profit. In addition, we ran a fountain drink promotion during the first quarter of 2015, which lowered merchandise sales and services gross profits for the period. Due to a record-setting Powerball jackpot sale at the beginning of 2016, we experienced larger than normal lottery revenue.

Operating expenses
Operating expenses increased $27 million, primarily as a result of our expanded core network, acquisitions and the impact on rent expense as a result of the sale and lease back transactions with CrossAmerica that occurred in July 2015.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $5 million as a result of our NTIs and acquisitions.

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

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Motor fuel	$530	$676
Merchandise and services(a)	57	57
Other(b)	87	120
Total operating revenues	$674	$853
Gross profit:
Motor fuel	$45	$50
Merchandise and services(a)	19	19
Other(b)	19	24
Total gross profit	83	93
Operating expenses:
Operating expenses	51	56
Depreciation, amortization and accretion expense	10	9
Total operating expenses	61	65
Gain on sale of assets, net	1	—
Operating income	$23	$28

Total retail sites (end of period):
Company-operated (fuel and merchandise)	306	294
Commission agents (fuel only)	495	495
Cardlock (fuel only)	72	72
Total retail sites (end of period)	873	861

Average retail sites during the period:
Company-operated (fuel and merchandise)	305	294
Commission agents (fuel only)	494	494
Cardlock (fuel only)	72	72
Average retail sites during the period	871	860

Total system operating statistics:
Motor fuel sales (gallons per site per day)	2,940	3,092
Motor fuel sales (per site per day)	$6,687	$8,726
Motor fuel gross profit per gallon, net of credit card fees	$0.194	$0.211

Company-operated retail site statistics:
Merchandise and services sales (per site per day)(a)	$2,071	$2,193
Merchandise and services gross profit percentage, net of credit card fees(a)	32.9%	32.6%

Canadian Retail (continued)

	Three Months Ended March 31,
Company-operated statistics(c)	2016	2015
Retail sites:
Beginning of period	303	293
NTIs opened	2	1
Acquisitions	—	—
Conversions, net(d)	1	—
Closed or divested	—	—
End of period	306	294

Average foreign exchange rate for $1 CAD to USD	0.73635	0.80843

Same site information ($ amounts in CAD) (e), (f):
Company-operated retail sites	290	290
NTIs included in same site information	34	34
Motor fuel sales (gallons per site per day)	3,219	3,353
Merchandise and services sales (per site per day)(a)	$2,852	$2,702
Merchandise and services gross profit percent, net of credit card fees(a)	32.9%	32.8%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$1,531	$1,488
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	45.0%	44.9%
Merchandise and services gross profit dollars(a)	$25	$23

Commission agent statistics(c)
Retail sites:
Beginning of period	494	495
New dealers	3	2
Conversions, net(d)	(1)	—
Closed or de-branded	(1)	(2)
End of period	495	495

Same Site Information ($ amounts in CAD)(f):
Commission agent retail sites	473	473
Motor fuel sales (gallons per site per day)	2,432	2,565
Notes to Canadian Retail Statistical Table

(a)	Includes the results from car wash sales, commissions from lottery and ATM fees.

(b)	Primarily consists of our business and home energy operations.

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

(f)
The same site information consists of aggregated individual store results for all sites in operation substantially throughout both periods presented. Stores that were temporarily closed for a brief period of time during the periods being compared remain in the same store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared. NTIs are included in the same store metrics when they meet this criteria.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues declined $179 million, or 21%, gross profit declined $10 million, or 11%, operating expenses declined $5 million, or 9%, and operating income declined $5 million, or 18%.
Significant items impacting these results included:
Operating revenues

•
A decline of $39 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.74 during the first quarter of 2016, and equal to U.S. $0.81 during the same period of 2015, representing a decrease in value of 9%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $140 million. This decrease was primarily attributable to:

◦
A $94 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $1.53 per gallon during the first quarter of 2016, compared to $1.91 per gallon during the same period of 2015.

◦	A $23 million decline attributable to a 3% decrease in the volume of motor fuel we sold mainly related to competition in the cardlock and the commission agent customer groups.

◦
A decline of $30 million primarily related to our business and home energy operations due to a decline in price from a decline in crude oil prices as well as a reduction in residential volumes from unseasonably warm weather. The price of heating oil is directly correlated with the price of crude oil.

◦
Partially offsetting the revenue decline were same site sales from merchandise and services in company operated retail sites, which grew 6% over the period. The increase was generated by a growth in the grocery and packaged beverage business, as well as an increase in alcohol sales generated by the craft beer segment.

Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in an $8 million gross profit decline.

•	Excluding the effects of foreign exchange, our motor fuel gross profit declined $1 million driven primarily by the decline in volume discussed above.

•
Excluding the effects of foreign exchange, our merchandise and services gross profit increased $3 million as a result of an increase in the number of company-operated convenience stores during 2016, resulting from NTI openings, as well as growth in same site merchandise and services as discussed above.

•	Our other gross profit declined $4 million primarily as a result of a decline in residential volume from unseasonably warmer weather in 2016.
Operating expenses
Operating expenses declined $5 million primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica. CrossAmerica is presented excluding the accounting purchase price adjustments and before elimination of transactions with our U.S. Retail segment to be consistent with how our management reviews its results. The impact of the purchase accounting adjustments is to increase depreciation, amortization and accretion expense by $9 million for the three months ended March 31, 2016. As discussed in Note 8 of the Condensed Notes to Consolidated Financial Statements included elsewhere in this quarterly report, transactions with our U.S. Retail segment consisted of a wholesale mark-up on purchased motor fuel, rent expense and equity ownership interest in CST Fuel Supply. All transactions between our U.S. Retail segment and CrossAmerica are eliminated from our consolidated financial statements. Approximately 81% of CrossAmerica’s operating results are attributable to noncontrolling interest for the three months ended March 31, 2016. CrossAmerica is a publicly traded Delaware limited partnership and its units are listed for trading on the New York Stock Exchange under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the Securities Exchange Commission, where additional information about its results of operations can be found and should be read in conjunction with the table below (millions of dollars).

	Three Months Ended March 31,
	2016	2015
Operating revenues	$367	$481
Cost of sales	330	443
Gross profit	37	38

Income from CST Fuel Supply	4	1
Operating expenses:
Operating expenses	15	18
General and administrative expenses	7	10
Depreciation, amortization and accretion expense	13	12
Total operating expenses	35	40
Loss on sales of assets, net	—	—
Operating income (loss)	$6	$(1)
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues declined $113 million, or 23%, while gross profit declined $1 million, or 1%.
Operating income increased $7 million driven by a $3 million increase in distributions from CST Fuel Supply and a $3 million decline in operating expenses for the reasons discussed below.
Operating revenues
Significant items impacting these results were:

•
An $83 million decline primarily attributable to a decrease in the price of the wholesale motor fuel that we sold. The average daily spot price of West Texas Intermediate crude oil decreased 31% to $33.35 per barrel for 2016, compared to $48.49 per barrel for 2015. The wholesale price of motor fuel is highly correlated to the price of crude oil.

•
A decline of $30 million primarily attributable to a decrease of $18 million in the retail price of the motor fuel we sold driven by a decline in crude oil prices as noted above and a decrease of $14 million from a 13% decrease in our retail motor fuel volumes sold related to the conversion of company-operated retail sites to dealer-operated sites during 2015 and 2016.

Cost of sales
Cost of sales declined $113 million, primarily from the decline in crude oil prices discussed above.
Income from CST Fuel Supply
Income from CST Fuel Supply increased $3 million, driven by an additional 12.5% interest acquired by CrossAmerica in July 2015.

Operating expenses
Operating expenses decreased $3 million attributable to the conversion of company-operated sites to the dealer customer group as well as the integration of prior year acquisitions, partially offset by our acquisitions.

Outlook
Exploration of Strategic Alternatives
On March 3, 2016, we announced that we commenced an exploration of strategic alternatives to further enhance stockholder value. In order to facilitate the review, the Board of Directors established a committee of independent directors to oversee the process. The strategic review process is comprehensive and includes a fresh look at CST’s previously announced strategic initiatives and plans.
There can be no assurance that the exploration of strategic alternatives will result in a transaction. The Company intends to provide updates if and when it determines that disclosure is appropriate or necessary.
U.S. Retail
We operate in a very competitive retail environment, with intense competition for market share from our industry peers and high volume retailers; however, we believe that our model equips us to strongly compete and succeed in building sustainable results. Our scale, marketing strategies, private label penetration, distribution capabilities and our highly trained and customer service oriented team members in our stores enable us to offer a delightful and convenient shopping experience favored by our target customers. The systems and processes that we employ allow us to vary the merchandise offering and retail prices by location and/or market in order to maximize gross profit and better serve the local customer base. Our training programs, operating systems and processes ensure that we provide the highest level of customer service at the lowest possible operating expense.
The global energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year. While we believe we are expert managers of the motor fuel pricing and logistics activities of our business, the volatility of the market can present short term impacts to the motor fuel gross margin of our business, which may impact our operating results throughout the year. We anticipate that we will continue to see lower commodity prices in 2016, which generally translate to lower wholesale motor fuel prices. Lower wholesale motor fuel prices can be beneficial to our overall business in at least two ways. First, lower retail motor fuel prices leave our customers with more money to spend, both on convenience merchandise in our stores and on higher grades of motor fuel at higher gross profit margins. Second, lower retail motor fuel prices can have the effect of encouraging customers to drive more miles, which helps offset the motor fuel demand declines that the industry will experience from increasing fuel efficiency of the U.S. automotive fleet. Conversely, low commodity prices can have an adverse impact on general economic conditions in the markets where we operate, particularly those markets that are more dependent on the energy industry.
We plan to continue our ambitious NTI growth strategy by building up to 50 new stores in 2016. These large format stores allow for an expansion of our successful prepared food program as well as additional space to add a broader grocery fill-in offering to our current mix of convenience merchandise. The implementation of our large store strategy and the enhanced gross profits generated from non-fuel sales and services will enable us to make the stores less dependent on the gross profit from motor fuel. In addition, we believe that the industry will continue to consolidate, and that we are competitively positioned to capitalize on opportunistic acquisitions that will come as a result of the consolidation. In addition to expanding the footprint of our U.S. Retail segment, our acquisitions have allowed us to take advantage of best practices and processes discovered in the acquired companies, presenting opportunities for further strengthening our core network.
Canadian Retail
Like our U.S. Retail segment, our Canadian Retail segment operates in a very competitive market and we manage a fuel business that can experience volatile changes in wholesale pricing in the short term. Certain non-traditional competitors, such as discount warehouse membership and grocery chains, have continued to add motor fuel offerings and have expanded into new territories; however, at a slower pace than previous years.
In Canada, we also see an opportunity to better serve customers by adding more food service and providing a solution for their grocery fill-in needs. We intend to build up to 12 NTI stores in Canada during 2016.
We benefit from the benchmarking and best practices shared between our Canadian and U.S. networks, as well as our common business partners and suppliers and the cost savings that allows.
CrossAmerica
As a result of CrossAmerica’s recent acquisitions, we expect its total fuel volume sold will continue to increase during 2016 as compared to 2015. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in 2016, low commodity prices, among other factors, could lead to continued growth in demand for motor fuel, which would positively impact CrossAmerica’s motor fuel gross margin as a result of an increase in demand from its customers. However, lower wholesale motor fuel prices have a negative impact on CrossAmerica’s motor fuel gross margin as it relates to the discounts CrossAmerica receives from our motor fuel suppliers.
CrossAmerica expects its rent income to increase in 2016 based on the expectation that it will continue to convert recently acquired company-operated sites to the lessee dealer customer group. CrossAmerica will continue to evaluate acquisitions on an opportunistic basis. Additionally, it will pursue acquisition targets that fit into its strategy. Whether CrossAmerica will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and the ability to finance such acquisitions on favorable terms.

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
The following tables present a reconciliation of net income to EBITDA and EBITDAR (in millions):

	Three Months Ended March 31, 2016
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$19	$(7)	$—	$12
Interest expense	11	4	—	15
Income tax expense (benefit)	10	(1)	—	9
Depreciation, amortization and accretion	39	22	—	61
EBITDA	79	18	—	97
Minimum rent expense(a)	11	5	—	16
EBITDAR	$90	$23	$—	$113

	Three Months Ended March 31, 2015
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$14	$(8)	$—	$6
Interest expense	11	4	—	15
Income tax expense (benefit)	8	(6)	—	2
Depreciation, amortization and accretion	33	21	—	54
EBITDA	66	11	—	77
Minimum rent expense(a)	8	5	—	13
EBITDAR	$74	$16	$—	$90
(a) Minimum rent expense is defined in the CST Credit Facility as rent expense accrued during the period in accordance with U.S. GAAP, less contingent rentals.

Liquidity and Capital Resources
Capital Structure
CST and CrossAmerica maintain separate debt and equity capital structures. As such, CST and CrossAmerica each maintain credit facilities with separate covenants and restrictions. In addition, CST has outstanding publicly registered 5% senior notes due 2023, the terms of which are covered by a bond indenture. CST’s subsidiary that owns 100% of the membership interests in the General Partner of CrossAmerica has been designated an “unrestricted” subsidiary under this bond indenture and there are no guarantees of outstanding debt between CST and CrossAmerica. However, the IDRs and any current and future common units representing limited partner interests acquired and owned by CST are considered collateral under CST’s revolving credit agreement.
Consolidated Cash Flows
The following table summarizes cash flow activity (in millions):

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by Operating Activities	$88	$70
Net Cash Used in Investing Activities	$(567)	$(180)
Net Cash Provided by Financing Activities	$338	$76
Net cash provided by operating activities for the three months ended March 31, 2016 was $88 million compared to $70 million for the three months ended March 31, 2015. The increase in cash provided by operating activities was the result of an increase in our recent acquisitions and recently opened NTIs. Changes in cash provided by or used for working capital are shown in Note 15 included elsewhere in this annual report.
Net cash used in investing activities for the three months ended March 31, 2016 was $567 million compared to $180 million for the three months ended March 31, 2015. The increase in net cash used in investing activities for the three months ended March 31, 2016 was related to our acquisitions. Cash used for acquisitions was $501 million during 2016 compared to $146 million during 2015.
Net cash provided by financing activities for the three months ended March 31, 2016 was $338 million compared to net cash used in financing activities of $76 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we had net proceeds under the CrossAmerica revolving credit facility of $65 million, net proceeds under the CST revolving credit facility of $312 million, spent $3 million on CrossAmerica’s unit repurchase program, $5 million for the payment of dividends on CST common stock, $16 million for the payment of CrossAmerica distributions and payments of $13 million on the CST term loan.

Consolidated Debt
As of March 31, 2016, our consolidated debt consisted of the following (in millions):

CST debt:(a)
$500 million revolving credit facility	$372
Term loan due 2019	393
5.00% senior notes due 2023	550
Total CST debt	$1,315
CrossAmerica debt:(b)
$550 million revolving credit facility	423
Other	27
Total CrossAmerica debt	$450
Total consolidated debt outstanding	$1,765
Less current portion:
CST	74
CrossAmerica	7
Consolidated debt, less current portion	$1,684
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
Debt related to CST
On January 29, 2016, CST amended its Credit Facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended Credit Facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment. The amended credit facility is secured by substantially all of the assets of CST and its subsidiaries. As of March 31, 2016, CST’s outstanding borrowings currently under this Credit Facility bear a weighted average interest of 1.94%. As of May 4, 2016, approximately $125 million was available for future borrowings under the revolving credit facility. The amended Credit Facility contains certain customary representations and warranties, covenants and events of default. Our amended Credit Facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on capital expenditures. As of March 31, 2016, we were in compliance with these financial covenant ratios.
See Note 7 included elsewhere in this quarterly report for additional information regarding CST’s debt.
Debt related to CrossAmerica
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. CrossAmerica’s borrowings had an interest rate of 3.45% as of March 31, 2016. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility was $63 million at May 4, 2016. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least $20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of March 31, 2016, CrossAmerica was in compliance with these financial covenant ratios. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.
See Note 7 included elsewhere in this quarterly report for additional information regarding CrossAmerica’s debt.

Consolidated Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve, renovate and remodel our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In the first quarter of 2016, our sustaining capital expenditures also include $3 million related to the improvement of our distribution warehouse and adjoining offices in San Antonio, Texas.
During 2015, CST conducted several transactions with CrossAmerica to help fund CST’s NTI construction and acquisition growth activities including the sale of interests in CST Fuel Supply LP, which totaled 17.5%, and the sale of real property associated with 29 NTIs, which CST leased back from CrossAmerica. In addition, CrossAmerica participated in the Nice N Easy and Landmark acquisitions by purchasing the fuel supply and real property assets related to the acquisitions and subsequently providing motor fuel and leasing the real property to CST.
In the second half of 2015, access to capital tightened for the energy and MLP industries as a whole, which impacted CrossAmerica’s cost of capital and its ability to fund acquisitions of assets from CST on economic terms more favorable than those Cross America has negotiated in recent third-party acquisitions. CST and CrossAmerica regularly evaluate alternative sources of funding including, but not limited to, asset sales and sale-leaseback financing of real property with third parties.
On May 5, 2016, CST announced it had signed an agreement to sell store operations in the California and Wyoming markets to 7-Eleven, Inc. and SEI Fuel Services, Inc. for approximately $408 million in cash. The transaction is subject to customary closing conditions including possible purchase price adjustments at the time of close. The deal is expected to close mid-summer 2016; however, there is no assurance that a transaction will be completed. We anticipate using the majority of the cash proceeds from the sale to pay down borrowings under CST’s $500 million revolving credit facility.
Management believes CST and CrossAmerica will have sufficient cash flow from operations, borrowing capacity under their revolving credit facilities, and access to capital markets and alternative sources of funding to continue to operate and fund our growth for the next twelve months.
During the first quarter of 2016, CST completed six NTIs in the U.S., which are located in Texas and Arizona. In Canada, we completed two NTIs, which are located in Ontario and Québec.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the three months ended March 31, 2016 and 2015. The table includes the elimination of acquisitions between CST and CrossAmerica including the sale of fuel supply interest and NTI sales (in millions):

	Three Months Ended March 31,
	2016	2015
U.S. Retail Segment
NTI	$34	$22
Acquisitions	448	20
Sustaining capital	15	24
	$497	$66
Canadian Retail Segment
NTI	$4	$1
Acquisitions	—	—
Sustaining capital	2	3
	$6	$4
CrossAmerica
Sustaining capital	$3	$—
Acquisitions(a)	53	126
	$56	$126

Total aggregate capital expenditures and acquisitions(b)	$559	$196
(a) Cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interest and sales of NTIs, are eliminated from the statements of cash flows.

(b)	Expenditures for 2016 exclude $8 million of accrued capital expenditures in the U.S. Retail segment.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of March 31, 2016, $35 million of cash was held in Canada. In December 2015, we established a U.S. dollar denominated intercompany loan from the U.S. to a Canadian subsidiary in the amount of $360 million and incurred a withholding tax of $18 million. During the first quarter of 2016, the Canadian subsidiary repaid $200 million of this loan. At March 31, 2016, the outstanding amount of this loan was $160 million. As this loan is repaid, no additional taxes will be incurred. As foreign exchange rates fluctuate, we will recognize either a gain or loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
Cash Held by CrossAmerica
As of March 31, 2016, $2 million of cash was held by CrossAmerica.
Concentration of Suppliers
For the three months ended March 31, 2016, CST purchased substantially all of its motor fuel for resale from Valero. See Note 1 included elsewhere in this quarterly report for additional information.
Concentration of Customers
CST has no significant concentration of customers. For the three months ended March 31, 2016 and the year ended December 31, 2015, CrossAmerica distributed approximately 17% and 17%, respectively, of its total wholesale distribution volumes to DMS and received approximately 30% and 30% of its rent income from DMS, a related party. For the three months ended March 31, 2016, CrossAmerica distributed 8% of its total wholesale distribution volume to CST and received 22% of its rent income from CST.
CST Dividends
We have paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013. We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5
CrossAmerica Limited Partnership Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
The board of directors of CrossAmerica’s General Partner approved a quarterly distribution of $0.5975 per unit attributable to the first quarter of 2016. The distribution is payable on May 31, 2016 to all unitholders of record on May 19, 2016.
The amount of any distribution is subject to the discretion of the board of directors of the General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the three months ended March 31, 2016, CrossAmerica distributed $4 million to us with respect to our ownership of common units.

Conversion of Subordinated Units
On February 25, 2016, the 7,525,000 outstanding subordinated units of CrossAmerica converted into common units on a one-for-one basis. Each former subordinated unit will now participate in CrossAmerica’s cash distributions, pro-rata with the other common units. In addition, CST may be deemed to have beneficial ownership of 6,786,499 common units as a result of a voting agreement with Joseph V. Topper and entities wholly owned and managed by him.
CrossAmerica IDR Distributions to CST
For the three months ended March 31, 2016, CrossAmerica distributed $1 million to us with respect to our investment in CrossAmerica’s IDRs.
CST Stock Repurchase Plan
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market and in private transactions, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. We did not repurchase any of our common stock during the first quarter of 2016 and have $114 million remaining under the plan.
CrossAmerica Common Unit Repurchase Program
In November 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in CrossAmerica. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases made during the quarter ended March 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
Total	112,492	$24.47	$2,752,240	$18,644,689
CrossAmerica has not repurchased any common units subsequent to April 1, 2016.
CST Acquisition of Flash Foods
On February 1, 2016, we closed on the acquisition of Flash Foods from the Jones Company for approximately $425 million plus working capital and other closing adjustments.
See Note 2 included elsewhere in this quarterly report for additional information.
CrossAmerica Acquisition of franchise Holiday Stationstores
On March 29, 2016, CrossAmerica closed on the acquisition of 31 franchise Holiday Stationstores and three company-operated liquor stores from S/S/G Corporation for approximately $52 million. Of the 34 company-operated stores, 31 are located in Wisconsin and three are located in Minnesota. The acquisition was funded by borrowings under the CrossAmerica credit facility.
See Note 2 included elsewhere in this quarterly report for additional information.
Finalization of Purchase Accounting associated with the Erickson Acquisition
In the first quarter of 2016, CrossAmerica recorded a $1 million receivable for a working capital settlement as tentatively agreed to with the sellers.

See Note 2 included elsewhere in this quarterly report for additional information.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
See Note 2 included elsewhere in this quarterly report for additional information.

New Accounting Policies
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In March 2016, the FASB issued ASU 2016-09—Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The approach to adoption is dependent upon which amendments are applicable. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

Critical Accounting Policies Involving Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.
There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $393 million, five-year, amortizing term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $500 million, and any borrowings would bear interest at variable rates. As of March 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility was 1.94%. A one percentage point change in the average interest rate would impact annual interest expense by approximately $8 million.
As of March 31, 2016, CrossAmerica had $423 million outstanding under its revolving credit facility. Outstanding borrowings under this credit facility had an interest rate of 3.45%. A one percentage point change in CrossAmerica’s average rate would impact annual interest expense by approximately $4 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations and assets are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percent decline in the 2016 weighted average exchange rate would have no material impact to our March 31, 2016 net income. At March 31, 2016, a Canadian subsidiary had outstanding to the U.S. a U.S. dollar denominated loan in the amount of $160 million. If the Canadian dollar strengthens against the U.S. dollar during a reporting period, we will recognize a gain related to the outstanding balance of this loan in “other income” on our consolidated income statement. If the Canadian dollar weakens against the U.S. dollar during a reporting period, we will recognize a loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting for the quarter ended March 31, 2016 excluded the internal control over financial reporting of Flash Foods LLC, and its subsidiaries, which we acquired on February 1, 2016. The Flash Foods acquisition contributed approximately six percent of our total operating revenues for the quarter ended March 31, 2016 and accounted for approximately 10 percent of our total assets as of March 31, 2016.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica’s Form 10-Q for the quarter ended March 31, 2016, there were no changes in its internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 9 of the notes to the consolidated financial statements.

ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2015.
There can be no assurance that our exploration of strategic alternatives will result in any transaction, and exploration of strategic alternatives may impact our ability to pursue other opportunities.
In parallel with executing our strategic plan, we are exploring strategic alternatives to further enhance stockholder value. There can be no assurance that the exploration of strategic alternatives will result in any transaction, and the process of exploring strategic alternatives could involve the dedication of significant resources, including the time and attention of our management, and the incurrence of significant costs and expenses. Uncertainty regarding the possible outcome of our exploration of strategic alternatives may increase the challenge of recruiting and retaining talented and skilled personnel. If we are unable to mitigate these or other potential risks, our revenue, operating results, and financial condition could be adversely impacted. In addition, it is possible that potentially inaccurate market speculation regarding the outcome of the process may cause our stock to trade based on factors other than our fundamental performance and prospects as a stand-alone company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1
JCP Investment Settlement Agreement, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2016)

10.2
Engine Capital Settlement Agreement, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2016)

10.3
Fourth Amendment to Credit Agreement, dated as of January 29, 2016, by and among CST Brands, Inc., as borrower, certain subsidiaries of CST Brands, Inc., as subsidiary guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2016)

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

By:    /s/ Clayton E. Killinger
Clayton E. Killinger
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 5, 2016