Form 10-K/A
period 2015-12-31
CST BRANDS, INC.
filed 2016-06-06
CIK 1562039

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement was filed with the U.S. Securities and Exchange Commission on April 29, 2016.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of CST Brands, Inc. (the “Company”) originally filed on February 19, 2016 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of correcting an error in Exhibit 23.2, Consent of Grant Thornton LLP, which incorrectly identified the date of the audit reports. Accordingly, the Company hereby includes the complete text of Part IV, Item 15(a)(3) of the Original Filing as amended. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2. Because the Company's financial statements are not being amended and are not contained within this Amendment, we are not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This amendment is limited in scope to the portions of the Original Filing set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the filing of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

TABLE OF CONTENTS

PAGE
PART IV
Item 15. Exhibits and Financial Statement Schedules	4

Signatures	7

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    3. Exhibits. Filed as part of this Form 10-K/A are the following exhibits:

Exhibit No.	Description
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
4.1
Indenture dated as of May 1, 2013 by and among the Company, the Guarantors (as defined) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

4.2
First Supplemental Indenture, dated as of September 13, 2013, by and among the Company, ELR, LLC, Real Estate Ventures, LLC, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2013)

4.3
Second Supplemental Indenture, dated as of August 29, 2014, by and among the Company, CST Real Estate Holdings, LLC, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 (the "2014 Form 10-K"))

4.4
Third Supplemental Indenture, dated as of October 6, 2014, by and among the Company, CST Brands Holdings, LLC, CST Brands Holdings, Inc., the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 2014 Form 10-K)

4.5
Fourth Supplemental Indenture, dated as of October 28, 2014, by and among the Company, CAPL Operations I, LLC, CAPL Holding, Inc., the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the 2014 Form 10-K)

4.6
Fifth Supplemental Indenture, dated as of November 26, 2014, by and among the Company, CST Arizona LLC, CST Louisiana LLC, CST Stations Texas, LLC, N2I One, LLC, N2I Two, LLC, CST Management, Inc., the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the 2014 Form 10-K)

4.7
Sixth Supplemental Indenture, dated as of January 1, 2015, by and among the Company, CST Fuel Supply LP, the existing Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the 2014 Form 10-K)

4.8
Registration Rights Agreement, dated as of October 1, 2014, by and among the Company, The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

9.1
Voting Agreement, dated as of October 1, 2014, by and among the Company, Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (the former name of Dunne Manning Inc.) (incorporated by reference to Exhibit 9.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.1
Transition Services Agreement dated as of April 29, 2013 by and between Valero Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.2
Transition Services Agreement dated as of April 29, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.3
Tax Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.4
Employee Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.5
Branded Distributor Marketing Agreement (Multi-Brand) dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.6
Master Agreement dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.7
Petroleum Product Supply Agreement dated as of May 1, 2013 by and between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.8
Petroleum Products Supply Agreement dated as of May 1, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

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
10.23
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.24
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.25**
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

10.28**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (December 8, 2015)
10.29
Contribution Agreement, dated as of December 16, 2014, by and among the Company, CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.30**
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

21.1**	List of subsidiaries
23.1**	Consent of KPMG LLP
23.2*	Consent of Grant Thornton LLP
24.1**	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements (Furnished with the Original Filing).

* Filed herewith.
** Filed with the Original Filing.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CST BRANDS, INC.

By:    /s/ Kimberly S. Lubel
Kimberly S. Lubel
Chief Executive Officer, President and Chairman of the Board
Date: June 6, 2016

7