Form 10-Q
period 2016-06-30
CST BRANDS, INC.
filed 2016-08-05
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2016, there were 75,685,743 common shares outstanding.

Commonly Used Defined Terms

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CST Brands, Inc. and subsidiaries:
CST
CST Brands, Inc., a Delaware corporation, and, where appropriate in context, to one or more of CST’s subsidiaries without the inclusion or consolidation of the operations or subsidiaries of CrossAmerica. CST includes CST’s ownership of 100% of the equity interests in the sole member of the General Partner, 100% of the outstanding IDRs of CrossAmerica and any common units of CrossAmerica owned by CST

We, us, our, Company	The consolidated results and accounts of CST and CrossAmerica, or individually as the context implies
CrossAmerica	CrossAmerica Partners LP, a Delaware limited partnership and where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole
General Partner	CrossAmerica GP LLC. CST owns 100% of the equity interests in the sole member of the General Partner
CST Services	CST Services LLC
Guarantor Subsidiaries	CST’s 100% owned, domestic subsidiaries
CST Fuel Supply	CST Fuel Supply LP, the Parent of CST Marketing and Supply, CST’s wholesale motor fuel supply business

Lehigh Gas Wholesale LLC and subsidiaries:
Erickson	Erickson Oil Products, Inc., acquired by CrossAmerica in February 2015
Holiday	The franchise Holiday Stationstores acquired by CrossAmerica from S/S/G Corporation in January 2016

CrossAmerica Partners LP related and affiliated parties:
DMS
Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with Joseph V. Topper, Jr., a member of the Board and related party. DMS is an operator of retail motor fuel stations. DMS purchases substantially all of its motor fuel requirements from CrossAmerica on a wholesale basis under rack plus pricing. DMS leases retail sites from CrossAmerica in accordance with a master lease agreement with us

Other Defined Terms:
Amended Omnibus Agreement
The Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, Dunne Manning Inc., DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Board of Directors	the Board of Directors of CST
Brent	Brent crude oil
the Conversion	The conversion of all outstanding subordinated units representing limited partner interests in CrossAmerica into common units on a one-for-one basis
CPG	Cents per gallon
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Flash Foods	Flash Foods, LLC and other entities acquired from the Jones Company, a Georgia corporation, and certain other sellers in February 2016
Form 10-K	CST’s Annual Report on Form 10-K for the year ended December 31, 2015

GCC	U.S. Gulf Coast conventional gasoline
GP Purchase
CST’s purchase from Lehigh Gas Corporation of 100% of the equity interests in the sole member of Lehigh Gas GP LLC (the “General Partner”), the General Partner of Lehigh Gas Partners LP, a publicly traded limited partnership, now known as CrossAmerica Partners LP (NYSE:CAPL)

IDRs
Incentive Distribution Rights, which are partnership interests that provide for special distributions associated with increasing partnership distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

IRS	Internal Revenue Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NTI
Our new to industry stores in our U.S. Retail and Canadian Retail segments opened after January 1, 2008, which is generally when we began designing and operating our larger format stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores

NYHC	New York Harbor conventional gasoline
Rack	The price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal
Retail site	A general term to refer to convenience stores, including those operated by commission agents, independent dealers or lessee dealers and company-operated sites, as well as cardlock locations
Spin-off
The separation and distribution of the retail business from Valero’s other businesses and the creation of an independent publicly traded company, CST, to hold the assets and liabilities associated with the retail business from and after the distribution

U.S. GAAP	United States Generally Accepted Accounting Principles
Valero	Valero Energy Corporation and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole
Valero Fuel Supply Agreements
The Branded Distributor Marketing Agreement, Petroleum Product Sale Agreement and Master Agreement CST entered into with Valero in connection with the spin-off for the supply of motor fuel for its U.S. operations, and all amendments thereto

WTI	West Texas Intermediate crude oil

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash (CrossAmerica: $3 and $1, respectively)	$196	$314
Accounts receivable, net of allowances of $2 and $1, at June 30, 2016 and December 31, 2015, respectively (CrossAmerica: $36 and $18, respectively)	165	135
Inventories (CrossAmerica: $13 and $16, respectively)	248	224
Prepaid taxes (CrossAmerica: $1 and $1, respectively)	3	27
Prepaid expenses and other (CrossAmerica: $7 and $10, respectively)	23	20
Assets held for sale, net (CrossAmerica: $4 and $0, respectively)	65	—
Total current assets	700	720
Property and equipment, at cost (CrossAmerica: $776 and $738, respectively)	3,334	3,010
Accumulated depreciation (CrossAmerica: $74 and $47, respectively)	(845)	(786)
Property and equipment, net (CrossAmerica: $702 and $691, respectively)	2,489	2,224
Intangible assets, net (CrossAmerica: $332 and $340, respectively)	374	359
Goodwill (CrossAmerica: $391 and $383, respectively)	621	420
Deferred income taxes	64	63
Other assets, net (CrossAmerica: $14 and $11, respectively)	52	54
Total assets	$4,300	$3,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $3 and $9, respectively)	$377	$139
Accounts payable (CrossAmerica: $31 and $32, respectively)	206	186
Accounts payable to Valero	209	152
Accrued expenses (CrossAmerica: $18 and $16, respectively)	78	71
Taxes other than income taxes (CrossAmerica: $11 and $10, respectively)	52	42
Income taxes payable (CrossAmerica: $0 and $1, respectively)	2	26
Asset retirement obligations related to assets held for sale	6	—
Dividends payable	5	5
Total current liabilities	935	621
Debt and capital lease obligations, less current portion (CrossAmerica: $482 and $431, respectively)	1,406	1,317
Deferred income taxes (CrossAmerica: $53 and $54, respectively)	205	186
Asset retirement obligations (CrossAmerica: $25 and $23, respectively)	125	113
Other long-term liabilities (CrossAmerica: $43 and $19, respectively)	81	58
Total liabilities	2,752	2,295
Commitments and contingencies (Note 9)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,842,425 and 77,749,964 shares issued as of June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital (APIC)	633	627
Treasury stock, at cost: 2,175,809 and 2,134,198 common shares as of June 30, 2016 and December 31, 2015, respectively	(89)	(87)
Retained earnings	435	399
Accumulated other comprehensive income (loss) (AOCI)	(13)	(30)
Total CST Brands, Inc. stockholders’ equity	967	910
Noncontrolling interest	581	635
Total stockholders’ equity	1,548	1,545
Total liabilities and stockholders’ equity	$4,300	$3,840
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues(a)	$2,988	$3,155	$5,359	$5,821
Cost of sales(b)	2,618	2,837	4,652	5,196
Gross profit	370	318	707	625
Operating expenses:
Operating expenses	214	188	418	376
General and administrative expenses	37	38	83	87
Depreciation, amortization and accretion expense	66	51	127	105
Total operating expenses	317	277	628	568
Gain on sale of assets, net	—	2	—	7
Operating income	53	43	79	64
Other income, net	3	2	13	4
Interest expense	(18)	(14)	(33)	(29)
Income before income tax expense	38	31	59	39
Income tax expense	14	12	23	14
Consolidated net income	24	19	36	25
Net loss attributable to noncontrolling interest	3	6	10	14
Net income attributable to CST stockholders	$27	$25	$46	$39
Earnings per common share
Basic earnings per common share	$0.36	$0.32	$0.61	$0.50
Weighted-average common shares outstanding (in thousands)	75,624	76,705	75,561	76,800
Earnings per common share – assuming dilution
Diluted earnings per common share	$0.36	$0.32	$0.61	$0.50
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,005	77,071	75,977	77,157

Dividends per common share	$0.0625	$0.0625	$0.1250	$0.1250

Supplemental information:
(a) Includes excise taxes of:	$599	$503	$1,148	$973
(a) Includes revenues from fuel sales to related parties of:	$74	$98	$124	$168
(a) Includes income from rentals of:	$16	$14	$31	$27
(b) Includes expenses from fuel sales to related parties of:	$72	$96	$120	$164
(b) Includes expenses from rentals of:	$5	$4	$10	$8
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$24	$19	$36	$25
Other comprehensive income (loss):
Foreign currency translation adjustment	2	9	17	(43)
Other comprehensive income (loss) before income taxes	2	9	17	(43)
Income taxes related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss)	2	9	17	(43)
Comprehensive income (loss)	26	28	53	(18)
Loss attributable to noncontrolling interests	(3)	(6)	(10)	(14)
Comprehensive income (loss) attributable to CST stockholders	$29	$34	$63	$(4)
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$36	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9	11
Depreciation, amortization and accretion expense	127	105
Gain on the sale of assets, net	—	(7)
Deferred income tax (benefit) expense	6	(17)
Changes in working capital, net of acquisitions	44	58
Other operating activities	—	3
Net cash provided by operating activities	$222	$178
Cash flows from investing activities:
Capital expenditures	$(149)	$(122)
Proceeds from the sale of assets	—	18
CST acquisitions, net of cash acquired	(438)	(22)
CrossAmerica acquisitions, net of cash acquired	(52)	(123)
Other investing activities, net	(1)	6
Net cash used in investing activities	$(640)	$(243)
Cash flows from financing activities:
Borrowings under the CST revolving credit facility	$386	$20
Payments on the CST revolving credit facility	(75)	—
Payments on the CST term loan facility	(31)	(22)
CST debt issuance costs	(1)	—
Borrowings under the CrossAmerica revolving credit facility	122	151
Payments on the CrossAmerica revolving credit facility	(50)	(164)
Proceeds from issuance of CrossAmerica common units, net	—	139
CST repurchases of common shares	(2)	(29)
CrossAmerica repurchases of common units	(3)	—
Payments of capital lease obligations	(2)	(2)
CST dividends paid	(10)	(10)
CrossAmerica distributions paid	(32)	(25)
Receivables repaid by CrossAmerica related parties	—	2
Net cash provided by financing activities	302	60
Effect of foreign exchange rate changes on cash	(2)	(15)
Net decrease in cash	(118)	(20)
Cash at beginning of period	314	368
Cash at end of period	$196	$348
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	DEFINITION OF TERMS, DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
Description of Business and Current Developments
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the spin-off of the retail business of Valero and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
CST owns 100% of the equity interests of the sole member of the General Partner, 100% of the IDRs and 19.3% (as of June 30, 2016) of the outstanding limited partner units of CrossAmerica. See Note 9 for additional information.
CrossAmerica is a separate publicly traded Delaware master limited partnership. CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the board of directors of the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not have a majority ownership of CrossAmerica’s outstanding limited partner units. As a result, under the guidance in ASC 810–Consolidation, CrossAmerica is a consolidated variable interest entity.
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
Our Canadian Retail segment includes company-owned and operated convenience stores, commission agents, cardlocks and business and home energy operations. We generate profit on motor fuel sales, and, at our company-owned and operated convenience stores, profit is also generated on prepared foods and convenience merchandise and services (similar to our U.S. Retail segment).
CrossAmerica is engaged in the wholesale distribution of motor fuels, the operation of convenience stores and the ownership and leasing of real estate used in the retail distribution of motor fuels. CrossAmerica’s operations are conducted entirely within the U.S.
On March 3, 2016, we announced that we had commenced an exploration of strategic alternatives to further enhance stockholder value. This process is active and continuing. There can be no assurance that our exploration of strategic alternatives will result in a transaction. We do not intend to provide updates unless or until we determine that disclosure is appropriate or necessary.
Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2015, has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our effective income tax rates for the three and six months ended June 30, 2016 were 36% and 39%, respectively, compared with 39% and 36% for the corresponding periods of 2015. CST’s effective tax rate differs from the federal statutory rate of 35% for 2016 primarily as a result of our consolidation of CrossAmerica, which had a loss that was not fully tax deductible. As a limited partnership, CrossAmerica has not been subject to Federal and State income tax with the exception of its operations in its corporate subsidiaries. CST’s effective tax rate, excluding CrossAmerica, was 33% and 34% for the three and six months ended June 30, 2016, respectively. CST’s effective tax rate differs from the federal statutory rate of 35% primarily due to the portion of our earnings taxed at the lower Canadian statutory tax rate.
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
Concentration Risk
Valero supplied over 90% of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. Our retail segments purchased motor fuel from Valero totaling $1.6 billion and $1.8 billion for the three months ended June 30, 2016 and 2015 and $2.8 billion and $3.4 billion for the six months ended June 30, 2016 and 2015, respectively.
CrossAmerica also supplies motor fuel to 43 of our convenience stores in the U.S. Retail segment. For more information regarding transactions with CrossAmerica, see Note 9.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the three and six months ended June 30, 2016, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to DMS and DMS accounted for approximately 30% of CrossAmerica’s rental income. For more information regarding transactions with DMS, see Note 9.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.    ACQUISITIONS AND DIVESTITURES
CST Acquisition of Flash Foods
On February 1, 2016, we closed on the acquisition of Flash Foods for approximately $425 million plus working capital, assets under construction and other closing adjustments. Flash Foods operates 165 Flash Foods-branded convenience stores located in Georgia and Florida (which sell Flash Foods-branded fuel), 21 branded quick service restaurants, a land bank of 15 real estate sites to build NTIs, on which we have completed the construction of 2 NTIs, a merchandise distribution company with a 90,000 square foot distribution center that it operates in Georgia and a fuel supply company with access to the Colonial and Plantation pipelines, leased storage and a company-owned transportation fleet.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Current assets (excluding inventories)	$13
Inventories	24
Property and equipment	226
Intangible assets	26
Goodwill	193
Current liabilities	(31)
Asset retirement obligations	(13)
Total consideration, net of cash acquired	438
Net working capital	(6)
Assets under construction	(7)
Purchase price, net	$425
Operating revenues since the date of acquisition were $232 million and $367 million for the three and six months ended June 30, 2016.
During the second quarter of 2016, the Company updated its appraisal of the acquired assets to include certain trademarks and tradenames, as well as to adjust the value of certain property and equipment based on additional information received. The result of these adjustments was to increase property and equipment by $16 million, recognize intangible assets of $26 million, and reduce goodwill by $42 million. These adjustments resulted in a charge to depreciation and amortization expense of $3 million recorded during the second quarter of 2016.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of up to 30 years for the buildings and 1 to 20 years for equipment.
The intangible assets, which consist of trademarks and tradenames, had a fair value of $22 million and was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the trademarks and tradenames. The remaining $4 million of acquired intangibles, none of which was individually material, consist of fuel supply agreements, franchise agreements, pipeline shipping rights and above market leases. The trademarks, tradenames and other intangible assets are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
Goodwill recorded is primarily attributable to expected synergies of the combined operations as well as an assembled workforce not eligible for recognition as an intangible asset. All of the goodwill is deductible for tax purposes and was assigned to our U.S. Retail segment.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Acquisition of Franchise Holiday Stores
On March 29, 2016, CrossAmerica closed on the acquisition of 31 franchise Holiday stores and three company-operated liquor stores from S/S/G Corporation for approximately $52 million, including working capital. Of the 34 company-operated stores, 31 are located in Wisconsin and three are located in Minnesota.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Inventories	$4
Property and equipment	32
Intangibles	8
Goodwill	9
Asset retirement obligation	(1)
Total consideration, net of cash acquired	$52
Operating revenues since the date of acquisition were $28 million and $29 million for the three and six months ended June 30, 2016, respectively.
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
Goodwill recorded was primarily attributable to the end-customer relationships not eligible for recognition as an intangible asset. Goodwill deductible for tax purposes amounted to $29 million.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation. The goodwill recorded was assigned to our CrossAmerica segment.
Finalization of Purchase Accounting associated with the CrossAmerica Acquisition of Erickson
In the first quarter of 2016, CrossAmerica recorded a $1 million receivable for a working capital settlement as agreed to with the sellers, reducing net consideration and goodwill. No other adjustments were recorded in 2016 and CrossAmerica has finalized the purchase accounting for this acquisition.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
Subsequent Event—CrossAmerica Acquisition of State Oil
On July 15, 2016, CrossAmerica entered into a definitive agreement to acquire certain assets of State Oil Company, consisting of 55 Lessee Dealer accounts, 25 Independent Dealer accounts, three company-operated locations, two non-fuel sites and certain other assets located in the greater Chicago market for approximately $45 million. The acquisition is subject to customary conditions to closing and is expected to close in the third quarter of 2016.
Subsequent Event—Sale of California and Wyoming Assets
On July 7, 2016, CST consummated the previously announced sale of all 79 stores in the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. The closing purchase price for the transaction was $408 million plus adjustments for inventory and working capital. With the closing of this transaction, CST expects to realize a tax benefit from the completion of a like-kind exchange strategy with its acquisition of the Flash Foods properties in Georgia and Florida that closed on February 1, 2016. As a result of the divestiture, we exited all of our sites in California and Wyoming, which will result in a market exit and a permanent reduction to our minimum volume commitments contained in the Valero Fuel Supply Agreements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used $297 million of the cash proceeds from the sale to repay borrowings under CST’s revolving credit facility. See Note 9 for information on the payment to CrossAmerica related to its interest in CST Fuel Supply. The associated assets have been classified as held for sale on the consolidated balance sheet.
See Note 4 for additional information.
Pro Forma Results
CST’s pro forma results, giving effect to the 2016 and 2015 acquisitions and assuming an acquisition date of January 1, 2015, would have been (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$2,988	$3,524	$5,446	$6,487
Net income attributable to CST stockholders	$27	$31	$47	$49
Net income per share - diluted	$0.36	$0.39	$0.62	$0.63
Note 3.     INVENTORIES
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Convenience store merchandise	$169	$139
Motor fuel	77	83
Supplies	2	2
Inventories	$248	$224
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of June 30, 2016, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $6 million. As of December 31, 2015, the replacement cost (market value) of our U.S. motor fuel inventories equaled their LIFO carrying amount. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.

Note 4.	ASSETS HELD FOR SALE
As more thoroughly discussed in Note 2, we closed on the sale of 76 stores in California and 3 stores in Wyoming in July 2016. We determined that these 79 stores met the held for sale criteria as of June 30, 2016. As such, we have presented the property and equipment, net and asset retirement obligations related to these properties separately on the Consolidated Balance Sheet as of June 30, 2016.
We determined that these properties did not meet the criteria under ASC 205-20—Discontinued Operations to be classified as discontinued operations because the disposal did not represent a strategic shift that will have a major effect on our operations and financial results or a significant component. Therefore, we have not separately presented the results of operations of these properties in our consolidated financial statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the stores classified as held for sale relate to our U.S. Retail segment. The carrying amounts of major classes of assets consisted of the following (in millions):

June 30,
2016
Land	$31
Buildings	5
Equipment	10
Land improvements and leasehold improvements	4
Other	2
Asset retirement obligation	1
Construction in progress	8
Property and equipment, net	$61
Asset retirement obligation liabilities related to these stores totaled $6 million at June 30, 2016.
Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Land	$770	$710
Buildings	856	759
Equipment	971	876
Land improvements and leasehold improvements	361	323
Other	204	197
Asset retirement obligation	87	78
Construction in progress	85	67
Property and equipment, at cost	3,334	3,010
Accumulated depreciation	(845)	(786)
Property and equipment, net	$2,489	$2,224
Other property and equipment noted in the table above consists primarily of signage and other imaging assets and computer hardware and software.
Note 6. GOODWILL
Changes in goodwill during the six months ended June 30, 2016 consisted of the following (in millions):

	U.S. Retail Segment	Canadian Retail Segment	CrossAmerica	Consolidated
Balance at December 31, 2015	$35	$2	$383	$420
Acquisitions	193	—	8	201
Balance at June 30, 2016	$228	$2	$391	$621
See Note 2 for additional information on the changes to goodwill.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US Retail Segment:
Flash Foods trademarks/tradenames	$22	$—	$22	$—	$—	$—
Other(a)	12	(2)	10	8	(1)	7
US total	34	(2)	32	8	(1)	7
Canadian Retail Segment:
Customer lists(b)	98	(88)	10	92	(80)	12
Total CST	132	(90)	42	100	(81)	19
CrossAmerica:
Wholesale fuel supply contracts/rights	394	(71)	323	388	(56)	332
Below market leases	12	(6)	6	11	(5)	6
Other	6	(3)	3	6	(4)	2
Total CrossAmerica	412	(80)	332	405	(65)	340
CST consolidated total	$544	$(170)	$374	$505	$(146)	$359

(a)	Other intangibles consist of fuel supply agreements, franchise agreements, pipeline shipping rights, above market leases, licenses and permits.

(b)
Our customer lists in our Canadian Retail segment are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	June 30,	December 31,
	2016	2015
CST debt and capital leases:(a)
$500 million revolving credit facility	$372	$60
Term loan due 2019	375	406
5.00% senior notes due 2023	550	550
Total CST outstanding debt	1,297	1,016
Deferred financing fees	(13)	(14)
Capital leases	15	14
Total CST debt and capital leases	$1,299	$1,016
CrossAmerica debt and capital leases:(b)
$550 million revolving credit facility	$430	$358
Other debt	1	27
Total CrossAmerica outstanding debt	431	385
Deferred financing fees	(5)	(4)
Capital leases	58	59
Total CrossAmerica debt and capital leases	$484	$440
Total consolidated debt and capital lease obligations outstanding	$1,783	$1,456
Less current portion of CST	374	130
Less current portion of CrossAmerica	3	9
Consolidated debt and capital lease obligations, less current portion	$1,406	$1,317
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
Financial Covenants and Interest Rate
On January 29, 2016, CST amended its Credit Facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended Credit Facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment. The amended CST Credit Facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00 and (c) limitations on capital expenditures. As of June 30, 2016, CST was in compliance with these covenants.
The CrossAmerica revolving credit facility requires CrossAmerica to maintain a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016. CrossAmerica was in compliance with these covenants as of June 30, 2016.
Outstanding borrowings currently under the amended CST Credit Facility bear a weighted average interest rate of 2.22% as of June 30, 2016. Outstanding borrowings under CrossAmerica’s revolving credit facility bear a weighted average interest rate of 3.46% as of June 30, 2016.
As of June 30, 2016, approximately $125 million was available for future borrowings under the amended CST Credit Facility. As of June 30, 2016, approximately $80 million was available for future borrowings under CrossAmerica’s revolving credit facility.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2016, we used $297 million of the cash proceeds from the sale of our California and Wyoming retail sites to repay borrowings under CST’s revolving credit facility.
CrossAmerica’s Renegotiation of Rocky Top Purchase Obligation
In connection with CrossAmerica’s Rocky Top acquisition in 2013, CrossAmerica entered into a deferred seller financing arrangement, which obligated CrossAmerica to purchase certain sites in approximately equal parts over a 5-year period for an average $5 million per year beginning in 2016. In June 2016, CrossAmerica renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets. However, because of the continuing involvement CrossAmerica has with the sites through the lease and sublease of the properties, CrossAmerica is required to continue to carry the liability on its balance sheet at its current fair value, estimated to be its carrying value. CrossAmerica reclassified the liability from debt and capital lease obligations to accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet.
Note 9. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related party and account for these transactions as entities under common control, all of which are eliminated upon consolidation.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment under a master fuel distribution agreement and a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon. The lease agreement is a triple net lease with an annual lease rate of 7.5% of the fair value of the leased property at inception. The U.S. Retail segment purchased motor fuel from CrossAmerica of approximately 21 million gallons during the three months ended June 30, 2016 and 2015 and approximately 39 million and 37 million gallons during the six months ended June 30, 2016 and 2015, respectively. We incurred rent expense on retail sites leased from CrossAmerica of $5 million and $1 million during the three months ended June 30, 2016 and 2015 and $9 million and $2 million during the six months ended June 30, 2016 and 2015, respectively. Amounts payable to CrossAmerica totaled $3 million and $2 million at June 30, 2016 and December 31, 2015, respectively, related to these transactions.
CST Fuel Supply
CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s U.S. Retail convenience stores on a fixed markup per gallon. CrossAmerica currently owns a 17.5% equity interest in CST Fuel Supply and owned a 5% equity interest in CST Fuel Supply during the first half of 2015. CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica. CST Fuel Supply is a subsidiary of CST that supplies wholesale motor fuel to substantially all of CST’s U.S. Retail convenience stores.
CST distributed $4 million and $8 million in cash to CrossAmerica during the three and six months ended June 30, 2016, respectively, related to CrossAmerica’s equity ownership interests in CST Fuel Supply. CST distributed $1 million and $2 million in cash to CrossAmerica during the three and six months ended June 30, 2015, respectively, related to its equity ownership interests in CST Fuel Supply.
Subsequent Event—Refund payment related to CST sale of California and Wyoming Assets
On July 7, 2016, we announced that we provided a refund to the purchase price paid by CrossAmerica for its 17.5% interest in CST Fuel Supply as a result of our sale of the California and Wyoming retail sites, to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund was to make CrossAmerica whole for the decrease in the value of its interest in CST Fuel Supply arising from sales volume decreases. The total purchase price refund we paid CrossAmerica, as approved by the independent conflicts committee of the board of directors of the General Partner and by the executive committee of our Board of Directors, was approximately $18 million.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
Amended Omnibus Agreement
CST provides management and corporate support services to CrossAmerica and charged CrossAmerica $7 million and $5 million under the terms of the Amended Omnibus Agreement, by and among CrossAmerica, the General Partner, CST Services, Dunne Manning, Inc., DMS and Joseph V. Topper, Jr. for these services during the six months ended June 30, 2016 and 2015, respectively.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST charged non-cash stock-based compensation and incentive compensation costs to CrossAmerica of $2 million for the six months ended June 30, 2016 and 2015. Receivables from CrossAmerica were $8 million and $9 million at June 30, 2016 and December 31, 2015, respectively.
Effective January 1, 2016, the fixed billing component of the management fee was increased to $856,000 per month, which increase was approved by the executive committee of the Board of Directors and on behalf of CrossAmerica by the independent conflicts committee of the board of directors of the General Partner. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
As approved by the independent conflicts committee of the board of directors of the General Partner and the executive committee of our Board of Directors, CrossAmerica and CST may mutually agree to settle, from time to time, the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. During the first quarter of 2016, CST received from CrossAmerica 145,137 common units related to settlement of the fourth quarter of 2015 amounts due under the Amended Omnibus Agreement. During the second quarter of 2016, CST received from CrossAmerica 83,218 common units related to settlement of the first quarter of 2016 amounts due under the Amended Omnibus Agreement. On August 2, 2016, CrossAmerica issued 101,087 common units to CST Services as payment for the second quarter 2016 management fee.
IDR and Common Unit Distributions
CST received cash distributions related to its ownership of CrossAmerica’s IDRs and common units as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
IDRs	$1	$—	$2	$—
Common unit distributions	4	1	8	2
Total	$5	$1	$10	$2
CrossAmerica Wholesale Motor Fuel Sales and Real Estate Rentals
DMS is an entity affiliated with Joseph V. Topper, Jr., a member of the Board of Directors and the board of directors of the General Partner. DMS is an operator of convenience stores that purchases motor fuel from CrossAmerica on a wholesale basis in accordance with a master fuel purchase agreement between DMS and CrossAmerica. DMS also leases certain retail site real estate from CrossAmerica in accordance with a master lease agreement between DMS and CrossAmerica.
Revenues from motor fuel sales and rental income from DMS were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues from motor fuel sales to DMS	$74	$98	$124	$168
Rental income from DMS	$5	$6	$11	$12
Motor fuel is sold to DMS at CrossAmerica’s cost plus a fixed mark-up per gallon. Receivables from DMS totaled $10 million and $7 million at June 30, 2016 and December 31, 2015, respectively.
Topstar Enterprises is an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail site real estate from CrossAmerica, but does not purchase fuel from CrossAmerica. Revenues from rental income from Topstar Enterprises was $0.1 million and $0.2 million for both the three and six months ended June 30, 2016 and 2015, respectively.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015 and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.
Aircraft Usage Costs
From time to time, CST leases, on a non-exclusive basis, an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board of Directors and her husband, as previously approved in March

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 by the Audit Committee of the Board of Directors. Lease costs for use of this aircraft were $0.1 million for the six months ended June 30, 2016 and were not significant for all other periods presented.
From time to time, CrossAmerica leases, on a non-exclusive basis, an aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of CrossAmerica’s board of directors, as previously approved in August 2013 by the independent conflicts committee of the board of directors of the General Partner. Lease costs incurred by CrossAmerica for use of these aircrafts were insignificant for the three and six months ended June 30, 2016 and 2015.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are provided by a related party of Joseph V. Topper, Jr. CrossAmerica incurred expenses with this related party of $0.2 million and $0.6 million for the three months ended June 30, 2016 and 2015 and $0.8 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.
CrossAmerica Principal Executive Offices
The CrossAmerica principal executive offices are in Allentown, Pennsylvania in office space leased from a related party of Joseph V. Topper, Jr. Total rent expense for the office space was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015 and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.
Conversion of Subordinated Units
On February 25, 2016, all 7,525,000 outstanding subordinated units representing limited partner interests in CrossAmerica automatically converted into common units on a one-for-one basis.
Joseph V. Topper, Jr. and entities wholly owned and managed by Mr. Topper collectively owned 6,786,499 subordinated units and therefore received 6,786,499 common units as a result of the Conversion. CST may be deemed to have beneficial ownership of the 6,786,499 common units as a result of a voting agreement with Mr. Topper and his affiliates.
Note 10. COMMITMENTS AND CONTINGENCIES
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
Note 11.    FAIR VALUE MEASUREMENTS
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Financial Instruments
The aggregate fair value and carrying amount of the CST senior notes, credit facility and term loan at June 30, 2016 and December 31, 2015 were $1.3 billion and $1.0 billion, respectively. The fair value of the CST term loan and credit facility approximate their carrying value due to the frequency with which interest rates are reset. The fair value of the CST senior notes is determined primarily using quoted prices of over-the-counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $430 million as of June 30, 2016 and $358 million as of December 31, 2015 due to the frequency with which interest rates are reset.
Note 12. EQUITY
CST Treasury Stock
For the six months ended June 30, 2016, we withheld 41,611 shares of our common stock with a total fair value of $1.6 million in connection with withholding taxes related to the vesting of restricted stock and restricted stock units.
CST Dividends
We paid regular quarterly cash dividends of $0.0625 per CST common share each quarter, commencing with the quarter ended September 30, 2013. The timing, declaration, amount and payment of future dividends to stockholders fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5
June 30, 2016	June 30, 2016	July 15, 2016	$0.0625	$5
CrossAmerica Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$20
The board of directors of the General Partner approved a quarterly distribution of $0.6025 per unit attributable to the second quarter of 2016. The distribution is payable on August 15, 2016 to all unitholders of record on August 8, 2016.
The amount of any distribution is subject to the discretion of the board of directors of the General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Common Unit Repurchase Program
In November 2015, the board of directors of the General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in CrossAmerica. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the six months ended June 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
January 1 - June 30, 2016	133,463	$24.37	$3,252,653	$18,144,276
CrossAmerica did not repurchase any common units from July 1, 2016 through the date of this filing.
Accumulated Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$(15)	$25	$(30)	$77
Other comprehensive income (loss) before reclassifications	2	9	17	(43)
Amounts reclassified from other comprehensive income	—	—	—	—
Net other comprehensive income (loss)	2	9	17	(43)
Balance at the end of the period	$(13)	$34	$(13)	$34
Note 13. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of operating expenses and general and administrative expenses in the consolidated statements of income.
We recognized equity-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity-based compensation related to CST	$2	$3	$7	$8
Equity-based compensation related to CrossAmerica	1	—	2	3
Total equity-based compensation expense	$3	$3	$9	$11
During the six months ended June 30, 2016, we recognized $4 million of equity-based compensation expense, of which $3 million was attributable to CST and $1 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant. During the six months ended June 30, 2015, we recognized $4 million of equity-

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based compensation expense, of which $2 million was attributable to CST and $2 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant.
Note 14.     EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest; therefore, all earnings per common share information relates solely to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Three Months Ended June 30,
	2016		2015
	Participating Awards	Common Stock	Participating Awards	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$27		$25
Less dividends declared:
Common stock		5		5
Undistributed earnings		$22		$20

Weighted-average common shares outstanding (in thousands)	434	75,624	379	76,705
Earnings per common share
Distributed earnings	$0.06	$0.06	$0.06	$0.06
Undistributed earnings	0.30	0.30	0.26	0.26
Total earnings per common share	$0.36	$0.36	$0.32	$0.32

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$27	$25

Weighted-average common shares outstanding (in thousands)	75,624	76,705
Common equivalent shares:
Stock options (in thousands)	159	155
Restricted stock (in thousands)	46	91
Restricted stock units (in thousands)	163	120
Market share units (in thousands)	13	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,005	77,071
Earnings per common share - assuming dilution	$0.36	$0.32

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2016		2015
	Participating Awards	Common Stock	Participating Awards	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$46		$39
Less dividends declared:
Common stock		10		10
Undistributed earnings		$36		$29

Weighted-average common shares outstanding (in thousands)	420	75,561	355	76,800
Earnings per common share
Distributed earnings	$0.12	$0.12	$0.12	$0.12
Undistributed earnings	0.49	0.49	0.38	0.38
Total earnings per common share	$0.61	$0.61	$0.50	$0.50

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$46	$39

Weighted-average common shares outstanding (in thousands)	75,561	76,800
Common equivalent shares:
Stock options (in thousands)	131	146
Restricted stock (in thousands)	81	102
Restricted stock units (in thousands)	165	109
Market share units (in thousands)	39	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	75,977	77,157
Earnings per common share - assuming dilution	$0.61	$0.50
The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average anti-dilutive stock awards (in thousands)	1,072	458	1,042	283
Note 15. SEGMENT INFORMATION
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result, we have included a fair value column to reconcile to our consolidated results. The elimination column represents wholesale motor fuel supplied to our U.S. Retail segment from CrossAmerica, CrossAmerica’s income from CST Fuel Supply and rental income for retail sites owned by CrossAmerica and leased to our U.S. Retail segment.
The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canadian Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated
Three months ended June 30, 2016:
Operating revenues	$1,707	$811	$470	$—	$—	$—	$2,988
Intersegment revenues	—	—	44	—	(44)	—	—
Gross profit	233	96	41	—	—	—	370
Depreciation, amortization and accretion expense	35	10	14	—	—	7	66
Operating income (loss)	52	30	14	(37)	1	(7)	53

Three months ended June 30, 2015:
Operating revenues	$1,638	$909	$608	$—	$—	$—	$3,155
Intersegment revenues	—	—	42	—	(42)	—	—
Gross profit	186	91	41	—	—	—	318
Depreciation, amortization and accretion expense	23	10	11	—	—	7	51
Operating income (loss)	48	28	12	(38)	—	(7)	43

	U.S. Retail	Canadian Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated
Six months ended June 30, 2016:
Operating revenues	$3,067	$1,485	$807	$—	$—	$—	$5,359
Intersegment revenues	—	—	74	—	(74)	—	—
Gross profit	450	179	78	—	—	—	707
Depreciation, amortization and accretion expense	64	20	27	—	—	16	127
Operating income (loss)	98	53	26	(83)	1	(16)	79
Total expenditures for long-lived assets (including acquisitions)(a)	562	16	58	—	—	—	636

Six months ended June 30, 2015:
Operating revenues	$3,000	$1,762	$1,059	$—	$—	$—	$5,821
Intersegment revenues	—	—	72	—	(72)	—	—
Gross profit	362	184	79	—	—	—	625
Depreciation, amortization and accretion expense	47	19	23	—	—	16	105
Operating income (loss)	90	56	21	(87)	—	(16)	64
Total expenditures for long-lived assets (including acquisitions)	124	14	129	—	—	—	267
(a) Includes $3 million of accrued capital expenditures.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Decrease (increase):
Receivables, net	$(15)	$(6)
Inventories	7	11
Prepaid expenses and other	(9)	(3)
Increase (decrease):
Accounts payable	3	7
Accounts payable to related parties	4	—
Accounts payable to Valero	53	55
Accrued expenses	7	2
Amortization of deferred debt costs	2	—
Taxes other than income taxes	(4)	(2)
Income taxes payable	(4)	(6)
Changes in working capital	$44	$58
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
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Interest paid in excess of amount capitalized	$30	$26
Income taxes paid	$13	$33
Note 17. TERMINATION BENEFITS
A rollforward of our liability for severance and other termination benefits is as follows (in millions):

Balance at December 31, 2015	$9
Provision for termination benefits	—
Termination benefits paid	(7)
Balance at June 30, 2016	$2
Note 18. GUARANTOR SUBSIDIARIES
The Guarantor Subsidiaries fully and unconditionally guarantee, on a joint and several basis, CST’s 5% senior notes due 2023. CrossAmerica is not a guarantor under CST’s 5% senior notes due 2023. The following consolidating schedules present financial information on a consolidated basis in conformity with the SEC’s Regulation S-X Rule 3–10(f):

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$113	$80	$—	$193	$3	$—	$196
Receivables, net	1	77	58	—	136	36	(7)	165
Inventories	—	178	57	—	235	13	—	248
Prepaid taxes	—	—	2	—	2	1	—	3
Prepaid expenses and other	—	11	5	—	16	7	—	23
Assets held for sale, net	—	61	—	—	61	4	—	65
Total current assets	1	440	202	—	643	64	(7)	700
Property and equipment, at cost	—	2,016	543	—	2,559	776	(1)	3,334
Accumulated depreciation	—	(580)	(191)	—	(771)	(74)	—	(845)
Property and equipment, net	—	1,436	352	—	1,788	702	(1)	2,489
Intangible assets, net	—	32	10	—	42	332	—	374
Goodwill	—	228	2	—	230	391	—	621
Investment in subsidiaries	2,031	—	—	(2,031)	—	—	—	—
Investment in CrossAmerica	—	267	—	—	267	—	(267)	—
Deferred income taxes	—	—	64	—	64	—	—	64
Other assets, net	10	23	5		38	15	(1)	52
Total assets	$2,042	$2,426	$635	$(2,031)	$3,072	$1,504	$(276)	$4,300

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase as follows as of June 30, 2016:
			Assets held for sale			$2
			Property and equipment, net			$54
			Intangibles, net			$250
			Goodwill			$302

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$372	$2	$—	$—	$374	$3	$—	$377
Accounts payable	—	128	47	—	175	38	(7)	206
Accounts payable to Valero	(1)	123	87	—	209	—	—	209
Accrued expenses	5	39	16	—	60	18	—	78
Taxes other than income taxes	—	41	—	—	41	11	—	52
Income taxes payable	—	1	1	—	2	—	—	2
Asset retirement obligations related to assets held for sale	—	6	—	—	6	—	—	6
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	381	340	151	—	872	70	(7)	935
Debt and capital lease obligations, less current portion	912	8	5	—	925	482	(1)	1,406
Deferred income taxes	—	152	—	—	152	53	—	205
Intercompany payables (receivables)	(248)	85	163	—	—	—	—	—
Asset retirement obligations	—	84	16	—	100	25	—	125
Other long-term liabilities	11	13	14	—	38	43	—	81
Total liabilities	1,056	682	349	—	2,087	673	(8)	2,752
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	651	1,336	65	(1,401)	651	—	(18)	633
Treasury stock	(89)	—	—	—	(89)	—	—	(89)
Retained earnings	436	408	221	(630)	435	—	—	435
AOCI	(13)	—	—	—	(13)	—	—	(13)
Partners’ capital	—	—	—	—	—	831	(831)	—
Noncontrolling interest	—	—	—	—	—	—	581	581
Total stockholders’ equity	986	1,744	286	(2,031)	985	831	(268)	1,548
Total liabilities and stockholders’ equity	$2,042	$2,426	$635	$(2,031)	$3,072	$1,504	$(276)	$4,300
Deferred taxes and noncontrolling interest for CrossAmerica include $10 million and $596 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,707	$811	$—	$2,518	$514	$(44)	$2,988
Cost of sales	—	1,474	715	—	2,189	473	(44)	2,618
Gross profit	—	233	96	—	329	41	—	370

Income from CST Fuel Supply Equity	—	—	—	—	—	4	(4)	—
Operating expenses:
Operating expenses	—	146	56	—	202	17	(5)	214
General and administrative expenses	3	26	3	—	32	5	—	37
Depreciation, amortization and accretion expense	—	35	10	—	45	21 (a)	—	66
Total operating expenses	3	207	69	—	279	43	(5)	317
Gain on the sale of assets, net	—	—	—	—	—	—	—	—
Operating (loss) income	(3)	26	27	—	50	2	1	53
Other income, net	—	2	2	—	4	—	(1)	3
Interest expense	(12)	—	—	—	(12)	(6)	—	(18)
Equity in earnings of CrossAmerica	(1)	—	—	—	(1)	—	1	—
Equity in earnings of subsidiaries	43	—	—	(43)	—	—	—	—
Income (loss) before income tax expense	27	28	29	(43)	41	(4)	1	38
Income tax expense	—	8	6	—	14	—	—	14
Net income (loss)	27	20	23	(43)	27	(4)	1	24
Net loss attributable to noncontrolling interest	—	—	—	—	—	3	—	3
Net income (loss) attributable to CST stockholders	$27	$20	$23	$(43)	$27	$(1)	$1	$27
Other comprehensive income (loss), net of tax:
Net income (loss)	$27	$20	$23	$(43)	$27	$(4)	$1	$24
Foreign currency translation adjustment	2	—	—	—	2	—	—	2
Comprehensive income (loss)	29	20	23	(43)	29	(4)	1	26
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to CST stockholders	$29	$20	$23	$(43)	$29	$(1)	$1	$29
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $7 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,638	$909	$—	$2,547	$650	$(42)	$3,155
Cost of sales	—	1,452	818	—	2,270	609	(42)	2,837
Gross profit	—	186	91	—	277	41	—	318

Income from CST Fuel Supply Equity	—	—	—	—	—	1	(1)	—
Operating expenses:
Operating expenses	—	117	53	—	170	19	(1)	188
General and administrative expenses	1	24	5	—	30	8	—	38
Depreciation, amortization and accretion expense	—	23	10	—	33	18 (a)	—	51
Total operating expenses	1	164	68	—	233	45	(1)	277
Gain on the sale of assets, net	—	2	—	—	2	—	—	2
Operating (loss) income	(1)	24	23	—	46	(3)	—	43
Other income, net	1	1	—	—	2	—	—	2
Interest expense	(9)	—	—	—	(9)	(5)	—	(14)
Equity in earnings of CrossAmerica	(1)	—	—	—	(1)	—	1	—
Equity in earnings of subsidiaries	36	—	—	(36)	—	—	—	—
Income (loss) before income tax expense	26	25	23	(36)	38	(8)	1	31
Income tax expense (benefit)	—	7	6	—	13	(1)	—	12
Net income (loss)	26	18	17	(36)	25	(7)	1	19
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	6	6
Net income (loss) attributable to CST stockholders	$26	$18	$17	$(36)	$25	$(7)	$7	$25
Other comprehensive income (loss), net of tax:
Net income (loss)	$26	$18	$17	$(36)	$25	$(7)	$1	$19
Foreign currency translation adjustment	9	—	—	—	9	—	—	9
Comprehensive income (loss)	35	18	17	(36)	34	(7)	1	28
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to CST stockholders	$35	$18	$17	$(36)	$34	$(1)	$1	$34
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $7 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$3,067	$1,485	$—	$4,552	$881	$(74)	$5,359
Cost of sales	—	2,617	1,306	—	3,923	803	(74)	4,652
Gross profit	—	450	179	—	629	78	—	707

Income from CST Fuel Supply Equity	—	—	—	—	—	8	(8)	—
Operating expenses:
Operating expenses	—	288	107	—	395	32	(9)	418
General and administrative expenses	4	59	8	—	71	12	—	83
Depreciation, amortization and accretion expense	—	64	20	—	84	43 (a)	—	127
Total operating expenses	4	411	135	—	550	87	(9)	628
Gain (loss) on the sale of assets, net	—	—	1	—	1	(1)	—	—
Operating (loss) income	(4)	39	45	—	80	(2)	1	79
Other income, net	—	3	12	—	15	—	(2)	13
Interest expense	(23)	—	—	—	(23)	(10)	—	(33)
Intercompany interest expense	1	—	(1)	—	—	—	—	—
Equity in earnings of CrossAmerica	(2)	—	—	—	(2)	—	2	—
Equity in earnings of subsidiaries	73	—	—	(73)	—	—	—	—
Income (loss) before income tax expense	45	42	56	(73)	70	(12)	1	59
Income tax expense (benefit)	(1)	12	13	—	24	(1)	—	23
Net income (loss)	46	30	43	(73)	46	(11)	1	36
Net loss attributable to noncontrolling interest	—	—	—	—	—	9	1	10
Net income (loss) attributable to CST stockholders	$46	$30	$43	$(73)	$46	$(2)	$2	$46
Other comprehensive loss, net of tax:
Net income (loss)	$46	$30	$43	$(73)	$46	$(11)	$1	$36
Foreign currency translation adjustment	17	—	—	—	17	—	—	17
Comprehensive income (loss)	63	30	43	(73)	63	(11)	1	53
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(9)	(1)	(10)
Comprehensive income (loss) attributable to CST stockholders	$63	$30	$43	$(73)	$63	$(2)	$2	$63
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $16 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$3,000	$1,762	$—	$4,762	$1,131	$(72)	$5,821
Cost of sales	—	2,638	1,578	—	4,216	1,052	(72)	5,196
Gross profit	—	362	184	—	546	79	—	625

Income from CST Fuel Supply Equity	—	—	—	—	—	2	(2)	—
Operating expenses:
Operating expenses	—	232	109	—	341	37	(2)	376
General and administrative expenses	4	55	10	—	69	18	—	87
Depreciation, amortization and accretion expense	—	47	19	—	66	39 (a)	—	105
Total operating expenses	4	334	138	—	476	94	(2)	568
Gain on the sale of assets, net	—	7	—	—	7	—	—	7
Operating (loss) income	(4)	35	46	—	77	(13)	—	64
Other income, net	1	2	1	—	4	—	—	4
Interest expense	(20)	—	—	—	(20)	(9)	—	(29)
Equity in earnings of CrossAmerica	(1)	—	—	—	(1)	—	1	—
Equity in earnings of subsidiaries	63	—	—	(63)	—	—	—	—
Income (loss) before income tax expense	39	37	47	(63)	60	(22)	1	39
Income tax expense	—	8	13	—	21	(7)	—	14
Net income (loss)	39	29	34	(63)	39	(15)	1	25
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	14	14
Net income (loss) attributable to CST stockholders	$39	$29	$34	$(63)	$39	$(15)	$15	$39
Other comprehensive income (loss), net of tax:
Net income (loss)	$39	$29	$34	$(63)	$39	$(15)	$1	$25
Foreign currency translation adjustment	(43)	—	—	—	(43)	—	—	(43)
Comprehensive income (loss)	(4)	29	34	(63)	(4)	(15)	1	(18)
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(14)	—	(14)
Comprehensive income (loss) attributable to CST stockholders	$(4)	$29	$34	$(63)	$(4)	$(1)	$1	$(4)
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $16 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(20)	$156	$50	$—	$186	$37	$(1)	$222
Cash flows from investing activities:
Capital expenditures	—	(127)	(16)	—	(143)	(6)	—	(149)
CST acquisitions	—	(438)	—	—	(438)	—	—	(438)
CrossAmerica acquisitions	—	—	—	—	—	(52)	—	(52)
Cash received from sale of dealer contracts	—	3	—	—	3	(3)	—	—
Other investing activities, net	—	(2)	1	—	(1)	—	—	(1)
Net cash used in investing activities	—	(564)	(15)	—	(579)	(61)	—	(640)
Cash flows from financing activities:
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	122	—	122
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(50)	—	(50)
Proceeds under the CST revolving credit facility	386	—	—	—	386	—	—	386
Payments on the CST revolving credit facility	(75)	—	—	—	(75)	—	—	(75)
Debt issuance costs	(1)	—	—	—	(1)	—	—	(1)
Repayment of intercompany payable	—	—	(200)	200	—	—	—	—
Intercompany loan	200	—	—	(200)	—	—	—	—
Payments on the CST term loan facility	(31)	—	—	—	(31)	—	—	(31)
Repurchases of common shares and units	(2)	—	—	—	(2)	(3)	—	(5)
Payments of capital lease obligations	—	—	—	—	—	(2)	—	(2)
Dividends paid	(10)	—	—	—	(10)	—	—	(10)
Distributions from CrossAmerica	—	8	—	—	8	—	(8)	—
Distributions paid	—	—	—	—	—	(41)	9	(32)
Intercompany funding	(447)	447	—	—	—	—	—	—
Net cash provided by (used in) financing activities	20	455	(200)	—	275	26	1	302
Effect of foreign exchange rate changes on cash	—	—	(2)	—	(2)	—	—	(2)
Net (decrease) increase in cash	—	47	(167)	—	(120)	2	—	(118)
Cash at beginning of year	—	66	247	—	313	1	—	314
Cash at end of period	$—	$113	$80	$—	$193	$3	$—	$196

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11)	$111	$62	$—	$162	16	$—	$178
Cash flows from investing activities:
Capital expenditures	—	(102)	(14)	—	(116)	(6)	—	(122)
CST acquisitions	—	(22)	—	—	(22)	—	—	(22)
CrossAmerica acquisitions	—	—	—	—	—	(123)	—	(123)
Proceeds from the sale of assets	—	15	1	—	16	2	—	18
Distributions from CrossAmerica	—	2	—	—	2	—	(2)	—
Other investing activities, net	1	1	3	—	5	1	—	6
Net cash used in investing activities	1	(106)	(10)	—	(115)	(126)	(2)	(243)
Cash flows from financing activities:
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	151	—	151
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(164)	—	(164)
Proceeds under the CST revolving credit facility	20	—	—	—	20	—	—	20
Payments on long-term debt	(22)	—	—	—	(22)	—	—	(22)
Proceeds from issuance of CrossAmerica common units, net	—	—	—	—	—	139	—	139
CST purchases of treasury shares	(29)	—	—	—	(29)	—	—	(29)
Payments of capital lease obligations	—	(1)	—	—	(1)	(1)	—	(2)
Dividends paid	(10)	—	—	—	(10)	—	—	(10)
Distributions paid	—	—	—	—	—	(27)	2	(25)
Receivables repaid by CrossAmerica related parties	—	—	—	—	—	2	—	2
Intercompany funding	51	(48)	(3)	—	—	—	—	—
Net cash provided by (used in) financing activities	10	(49)	(3)	—	(42)	100	2	60
Effect of foreign exchange rate changes on cash	—	—	(15)	—	(15)	—	—	(15)
Net (decrease) increase in cash	—	(44)	34	—	(10)	(10)	—	(20)
Cash at beginning of year	—	148	205	—	353	15	—	368
Cash at end of period	$—	$104	$239	$—	$343	$5	$—	$348

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, are made throughout this quarterly report. This quarterly report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, benefits resulting from our separation from Valero, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K, and in our Form 10-Q for the quarterly period ended March 31, 2016 in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated and combined financial statements and accompanying notes to those financial statements in our Form 10-K. Our Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.
Our MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•	Recently Acquired Retail Sites—This section describes our operating model related to recently acquired convenience store operations.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2016 and 2015, an outlook for our business and non–GAAP measures.

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
Changes in our average motor fuel selling price per gallon and gross margin for the periods ended June 30, 2016 and 2015 were directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately 40% of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel declines rapidly.

Historically, the volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the thirty-one months ended June 30, 2016:
(a) Represents the average monthly spot price per barrel during the periods presented for WTI and Brent crude oil. One barrel represents 42 gallons.

(b)	Represents the average monthly spot price per gallon during the periods presented for GCC gasoline and NYHC gasoline.

The following graph shows the volatility of wholesale motor fuel prices and the impact on our U.S. Retail and Canadian Retail segments’ gross profits for the thirty-one months ended June 30, 2016 (U.S. Retail and Canadian Retail CPG gross profits):

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
The prices paid to CrossAmerica’s motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. CrossAmerica receives a fixed mark-up per gallon on approximately 87% of gallons sold to its customers. The remaining gallons are primarily DTW priced contracts with its customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Alternatively, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
Regarding CrossAmerica’s supplier relationships, a majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).  Based on CrossAmerica’s current volumes, we estimate a $10 per barrel change in the price of crude oil would impact CrossAmerica’s overall annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.
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
Recently Acquired Retail Sites
When we acquire wholesale fuel and convenience store operations, we generally do not have a predetermined operating or ownership model for these businesses. Acquisitions can be done by CST or CrossAmerica separately or jointly, with wholesale fuel supply operations generally acquired by CrossAmerica and convenience store operations generally acquired by CST. Subsequent to an acquisition, we have an integration team that evaluates the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer-term operation by CrossAmerica. All retail convenience stores we acquire are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired convenience stores are suitable to be converted and integrated into CST’s core store operating model. We believe it is necessary to differentiate the operating performance between core and non-core stores when presenting our operating statistics because non-core stores are not necessarily reflective of our core business. Key differentiating factors include the following:

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
During the six months ended June 30, 2016, CrossAmerica converted 70 company-operated convenience stores to third party dealer operated stores. As of June 30, 2016, CrossAmerica continues to operate 80 retail sites (including three company-operated liquor stores) from its recent acquisitions.
Effective April 1, 2016, the 165 stores acquired February 1, 2016 in the Flash Foods acquisition are included in our U.S. Retail Segment’s core-store operations. The 31 convenience stores and three company-operated liquor stores acquired by CrossAmerica in the Holiday acquisition are included in CrossAmerica’s retail operations.
The following is a rollforward of our non-core convenience stores in our U.S. Retail segment and company-operated convenience stores in our CrossAmerica segment:

	Six Months Ended June 30, 2016
	U.S. Retail	CrossAmerica	Total
Beginning of period	—	116	116
Acquisitions	165	34	199
Conversion to core site	(165)	—	(165)
Dealer conversions(a)	—	(70)	(70)
End of period	—	80	80
(a) Includes one quick service restaurant where CrossAmerica collects rent but does not supply motor fuel.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated income statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$2,988	$3,155	$5,359	$5,821
Cost of sales	2,618	2,837	4,652	5,196
Gross profit	370	318	707	625
Operating expenses:
Operating expenses	214	188	418	376
General and administrative expenses	37	38	83	87
Depreciation, amortization and accretion expense	66	51	127	105
Total operating expenses	317	277	628	568
Gain on sale of assets, net	—	2	—	7
Operating income	53	43	79	64
Other income, net	3	2	13	4
Interest expense	(18)	(14)	(33)	(29)
Income before income tax expense	38	31	59	39
Income tax expense	14	12	23	14
Consolidated net income	24	19	36	25
Net loss attributable to noncontrolling interest	3	6	10	14
Net income attributable to CST stockholders	$27	$25	$46	$39
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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Consolidated Results
Operating revenues increased $232 million and gross profit increased $32 million as a result of the acquisition of Flash Foods, which was completed on February 1, 2016.
Excluding the effects of the Flash Foods acquisition, operating revenues declined $399 million, while gross profit increased $20 million.
Operating revenues
Significant items impacting these results (excluding Flash Foods) were:

•	A $163 million decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Partially offsetting the decline was an increase in motor fuel gallons sold, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦
Further offsetting this decline, our merchandise and services revenues increased primarily from our expanded core network, as more fully described below under the heading “Segment Results—U.S. Retail.”

•A $98 million decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $30 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.75 during the second quarter of 2016, and equal to U.S. $0.81 during the same period in 2015, representing a decrease in value of 7%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $68 million. This decrease was primarily attributable to:

◦	A decrease in the retail price of our motor fuel as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	Partially offsetting this decline was a 2% increase in the volume of motor fuel we sold as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	Further offsetting the decline were improvements in same-store merchandise and services revenues as more fully described below under the heading “Segment Results—Canadian Retail.”

•
A $137 million decline in our CrossAmerica operating revenues primarily as a result of a decline in the price of crude oil as more fully described below under the heading “Segment Results—CrossAmerica.”

Cost of sales
Cost of sales increased $200 million as a result of the acquisition of Flash Foods.
Excluding the effects of Flash Foods, cost of sales declined $419 million.
Significant items impacting these results (excluding Flash Foods) were:

•	A $22 million decline as a result of the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar as discussed above.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $21 million as a result of the acquisition of Flash Foods.

Excluding the effects of Flash Foods, operating expenses increased by $5 million primarily due to our expanded core network, including the 38 NTIs opened since the second quarter of 2015 and the acquisition of Flash Foods, partially offset by declines in our CrossAmerica segment, as more fully described below.
General and administrative expenses
Excluding the effects of Flash Foods, general and administrative expenses were slightly down primarily as a result of increases of $3 million from legal and professional fees associated with discrete projects in the current year offset by declines in CrossAmerica’s general and administrative expenses from the integration of prior year acquisitions resulting in the elimination and reduction in duplicative administration costs.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $10 million related to the acquisition of Flash Foods.
Excluding the effects of Flash Foods, depreciation, amortization and accretion expense increased $5 million mainly due to our expanded core network.
Income tax expense
Income tax expense increased $2 million, primarily as a result of the increase in income before income taxes. Our effective income tax rate including CrossAmerica was 36% for the three months ended June 30, 2016 compared to 39% for the three months ended June 30, 2015 primarily due to the results of CrossAmerica. CST’s standalone effective tax rate for the three months ended June 30, 2016 was 33% compared to 35% for the three months ended June 30, 2015 primarily due to the portion of our earnings taxed at the lower Canadian statutory tax rate.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Results
Operating revenues increased $367 million and gross profit increased $54 million as a result of the acquisition of Flash Foods, which was completed on February 1, 2016.
Excluding the effects of the Flash Foods acquisition, operating revenues declined $829 million, while gross profit increased $28 million.
Operating revenues
Significant items impacting these results (excluding Flash Foods) were:

•	A $302 million decline in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦
Partially offsetting the decline was an increase in motor fuel gallons sold from our expanded core network and acquisitions, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦
Further offsetting this decline, our merchandise and services revenues increased primarily as a result of our expanded core network and acquisitions as more fully described below under the heading “Segment Results—U.S. Retail.”

•A $277 million decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $69 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.75 during the first six months of 2016, and equal to U.S. $0.81 during the same period in 2015, representing a decrease in value of 7%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $208 million. This decrease was primarily attributable to:

◦	A decrease in the retail price of our motor fuel as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	A decline related to our business and home energy operations due to a decline in crude oil prices as more fully described below under the heading “Segment Results—Canadian Retail.”

◦
Partially offsetting these declines was an increase associated with additional company-operated stores and improvements in same-store merchandise and services revenues as more fully described below under the heading “Segment Results—Canadian Retail.”

•	A $250 million decline in our CrossAmerica operating revenues primarily from a decline in the price of crude oil as more fully described below under the heading “Segment Results—CrossAmerica.”
Cost of sales
Cost of sales increased $313 million as a result of the acquisition of Flash Foods.
Excluding the effects of Flash Foods, cost of sales declined $857 million.
Significant items impacting these results (excluding Flash Foods) were:

•	A $54 million decline as a result of the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar as discussed above.

•
The decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the remainder of the decline.

Operating expenses
Operating expenses increased $33 million as a result of the acquisition of Flash Foods.
Excluding the effects of Flash Foods, operating expenses increased by $9 million primarily due to our expanded core network, including the 38 NTIs opened since the second quarter of 2015 and the acquisition of Flash Foods, partially offset by declines in our Canadian Retail and CrossAmerica segments, as more fully described below.
General and administrative expenses
Excluding the effects of Flash Foods, general and administrative expenses declined by $4 million primarily from CrossAmerica’s integration of prior year acquisitions resulting in the elimination and reduction in duplicative administration costs.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $13 million including the results of the acquisition of Flash Foods.
Excluding the effects of Flash Foods, depreciation, amortization and accretion expense increased $9 million mainly due to our expanded core network and acquisitions.
Gain on sale of assets, net
We completed the sale of nine convenience stores in the first quarter of 2015 and recognized a gain of $7 million in the U.S.
Other income, net
Other income, net increased $9 million primarily related to a gain on a U.S. dollar denominated intercompany loan payable from our Canadian subsidiary to the U.S. At June 30, 2016, the outstanding amount of this loan was $160 million. As foreign currency rates fluctuate and the loan remains outstanding, we will continue to recognize gains or losses on this intercompany loan.
Income tax expense
Income tax expense increased $9 million, primarily as a result of the increase in income before income taxes. Our effective income tax rate including CrossAmerica was 39% for the six months ended June 30, 2016 compared to 36% for the six months ended June 30, 2015 primarily due to the results of CrossAmerica. CST’s standalone effective tax rate for the six months ended June 30, 2016 was 34% compared to 35% for the six months ended June 30, 2015.

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
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of convenience stores, per site per day and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Motor fuel	$1,233	$1,246	$2,179	$2,263
Merchandise and services(a)	474	391	887	736
Other(b)	—	1	1	1
Total operating revenues	$1,707	$1,638	$3,067	$3,000
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$77	$61	$159	$126
Motor fuel–amounts attributable to CrossAmerica	(4)	(2)	(11)	(4)
Motor fuel–after amounts attributable to CrossAmerica	73	59	148	122
Merchandise and services(a)	160	126	301	239
Other(b)	—	1	1	1
Total gross profit	233	186	450	362
Operating expenses:
Operating expenses	146	117	288	232
Depreciation, amortization and accretion expense	35	23	64	47
Total operating expenses	181	140	352	279
Gain on sale of assets, net	—	2	—	7
Operating income	$52	$48	$98	$90

Core store operating statistics:(c)
End of period core stores	1,225	993	1,225	993
Motor fuel sales (gallons per store per day)	5,245	5,246	5,156	5,105
Motor fuel sales (per store per day)	$11,034	$13,325	$10,060	$12,153

Motor fuel gross profit per gallon, net of credit card fees	$0.132	$0.126	$0.142	$0.132
CST Fuel Supply wholesale profit attributable to CrossAmerica(e)	(0.007)	(0.003)	(0.008)	(0.003)
Motor fuel gross profit per gallon, net of credit card fees(d), (e)	$0.125	$0.123	$0.134	$0.129

Merchandise and services sales (per store per day)(a)	$4,261	$4,070	4,081	3,864
Merchandise and services gross profit percentage, net of credit card fees(a)	33.8%	32.7%	33.9%	32.6%

U.S. Retail (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Company-operated retail sites:
Beginning of period	1,219	1,035	1,049	1,021
NTIs opened	7	5	13	6
Acquisitions	—	—	165	22
Closed or divested	(1)	(15)	(2)	(24)
End of period	1,225	1,025	1,225	1,025
End of period non-core retail stores	—	32	—	32
End of period core retail stores	1,225	993	1,225	993

Core store same-store information(c),(f):
Company-operated retail stores(g)	1,013	1,013	1,001	1,001
NTIs included in core same-store information(f)	78	78	76	76
Motor fuel sales (gallons per store per day)	5,224	5,248	5,098	5,116
Merchandise and services sales (per store per day)(a)	$4,152	$4,192	$3,995	$3,979
Merchandise and services gross profit percent, net of credit card fees(a)	33.7%	32.6%	33.9%	32.5%
Merchandise and services sales, ex. cigarettes (per store per day)(a)	$3,069	$3,072	$2,936	$2,899
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	39.9%	38.7%	40.2%	38.8%
Merchandise and services gross profit dollars(a)	$129	$126	$247	$234

Notes to U.S. Retail Statistical Table

(a)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and ATM fees.

(b)	Primarily consists of rental income.

(c)
Represents the portfolio of core retail stores and excludes recently acquired retail stores that are being integrated or are under performance evaluation to determine if they are: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer-operated site, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All NTIs are core stores and accordingly are included in the core system operating statistics. For the period of February 1 to March 31, 2016, Flash Foods stores were classified as non-core.  Effective April 1, 2016, the Flash Foods stores are included in the U.S. Retail Segment’s core-store operations.  Accordingly, their operations are excluded from the core system operating statics for a portion of the six-months period ended June 30, 2016, but are included in full for the three months ended June 30, 2016.

(d)	Includes $0.05 per gallon of wholesale fuel distribution profit.

(e)
CrossAmerica owns a 17.5% limited partner equity interest in CST Fuel Supply, which is the sole owner of CST Marketing & Supply, which distributes motor fuel to our retail operations at a net $0.05 per gallon margin. A separate entity, Fuel South LLC, distributes motor fuel to the Flash Foods retail operations.

(f)
The same-store information consists of aggregated individual store results for all stores in operation substantially throughout both periods presented. Stores that were temporarily closed for a brief period of time during the periods being compared remain in the same-store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared. NTIs are included in the core same-store metrics when they meet this criteria.

(g)	Includes 7 retail sites that do not sell motor fuel, which were acquired in the Nice N Easy acquisition.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues increased $69 million, gross profit increased $47 million, or 25%, and operating expenses increased $29 million, or 25%.
The results were driven by:
Operating revenues

•
An increase in motor fuel gallons sold of 16%, which increased motor fuel operating revenues by $200 million. The increase in motor fuel gallons sold resulted primarily from our expanded core network, which includes Flash Foods.

•	Our merchandise and services revenues increased $83 million primarily as a result of our expanded core network, which includes Flash Foods.

•
Partially offsetting these increases was a decrease in the retail price per gallon of motor fuel that we sold, which contributed $214 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.42 per gallon during 2016 compared to $1.86 per gallon during 2015, representing a 24% decrease.

Gross profit

•	An increase in motor fuel gross profit of $11 million due to an increase in the gallons of motor fuel that we sold, primarily from our expanded core network, which includes Flash Foods.

•
Our motor fuel gross profit also increased $5 million driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Our merchandise and services gross profit increased $34 million primarily from the contribution of the Flash Foods stores ($24 million). The remaining $10 million was due to the contribution of newly constructed NTIs and continuous improvement in gross profit from our same-store sales.

•
Partially offsetting these increases to motor fuel gross profit was the effect of the CST Fuel Supply distributions to CrossAmerica. As discussed in Note 9 included elsewhere in this quarterly report, CrossAmerica increased its ownership in CST Fuel Supply to 17.5% during 2015, which resulted in an increase in the distribution to CrossAmerica of $3 million.

Operating expenses
Operating expenses increased $29 million, primarily as a result of our expanded core network, including the 38 NTIs opened since the second quarter of 2015 and the acquisition of Flash Foods, and the $3 million impact on rent expense as a result of the sale and lease back transactions with CrossAmerica that occurred in July 2015.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $12 million as a result of our expanded core network which includes Flash Foods. Included in the increase is $3 million related to purchase accounting adjustments from our Flash Foods acquisition. See Note 2 included elsewhere in the quarterly report for additional information.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating revenues increased $67 million, gross profit increased $88 million, or 24%, and operating expenses increased $56 million, or 24%.
The results were driven by:
Operating revenues

•
An increase in motor fuel gallons sold of 10%, which increased motor fuel operating revenues by $236 million. The increase in motor fuel gallons sold resulted primarily from our expanded core network, which includes Flash Foods.

•	Our merchandise and services revenues increased $151 million primarily from an increase in sales associated with our expanded core network, which includes Flash Foods.

•
Partially offsetting these increases was a decrease in the retail price per gallon of motor fuel that we sold, which contributed $320 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.24 per gallon during 2016 compared to $1.69 per gallon during 2015, representing a 27% decrease.

Gross profit

•
An increase in motor fuel gross profit due to a $15 million increase from our motor fuel gross profit per gallon and a $17 million increase from our motor fuel gallons sold. The increase in our motor fuel gross profit per gallon was driven by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The increase in our motor fuel gallons sold was the result of our expanded core network, which includes Flash Foods.

•
Partially offsetting the increase to motor fuel gross profit was the effect of the CST Fuel Supply distributions to CrossAmerica. As discussed in Note 9 included elsewhere in this quarterly report, CrossAmerica increased its ownership in CST Fuel Supply to 17.5% during 2015, which resulted in an increase in the distribution to CrossAmerica of $6 million.

•
Our merchandise and services gross profit increased $62 million primarily from a $50 million increase in sales associated with our expanded core network, including the 38 NTIs opened since the second quarter of 2015 and the acquisition of Flash Foods, and from a $12 million increase in our gross profit percentage due to a more profitable merchandise mix in our same-store base.

Operating expenses
Operating expenses increased $56 million, primarily as a result of our expanded core network, including the 38 NTIs opened since the second quarter of 2015 and the acquisition of Flash Foods, and the $5 million impact on rent expense as a result of the sale and lease back transactions with CrossAmerica that occurred in July 2015.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $17 million as a result of our expanded core network, which includes Flash Foods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Motor fuel	$667	$768	$1,197	$1,444
Merchandise and services(a)	70	67	127	124
Other(b)	74	74	161	194
Total operating revenues	$811	$909	$1,485	$1,762
Gross profit:
Motor fuel	$61	$59	$106	$109
Merchandise and services(a)	22	21	41	40
Other(b)	13	11	32	35
Total gross profit	96	91	179	184
Operating expenses:
Operating expenses	56	53	107	109
Depreciation, amortization and accretion expense	10	10	20	19
Total operating expenses	66	63	127	128
Gain on sale of assets, net	—	—	1	—
Operating income	$30	$28	$53	$56

Total retail sites (end of period):
Company-operated (fuel and merchandise)	305	292	305	292
Commission agents (fuel only)	496	495	496	495
Cardlock (fuel only)	72	72	72	72
Total retail sites (end of period)	873	859	873	859

Average retail sites during the period:
Company-operated (fuel and merchandise)	306	292	305	293
Commission agents (fuel only)	495	495	495	495
Cardlock (fuel only)	72	72	72	72
Average retail sites during the period	873	859	872	860

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,217	3,201	3,078	3,147
Motor fuel sales (per site per day)	$8,389	$9,832	$7,539	$9,282
Motor fuel gross profit per gallon, net of credit card fees	$0.239	$0.234	$0.218	$0.222

Company-operated retail site statistics:
Merchandise and services sales (per site per day)(a)	$2,510	$2,551	$2,291	$2,348
Merchandise and services gross profit percentage, net of credit card fees(a)	31.4%	31.1%	32.1%	32.1%

Canadian Retail (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Company-operated statistics(c)	2016	2015	2016	2015
Retail sites:
Beginning of period	306	294	303	293
NTIs opened	1	1	3	2
Acquisitions	—	—	—	—
Conversions, net(d)	—	—	1	—
Closed or divested	(2)	(3)	(2)	(3)
End of period	305	292	305	292

Average foreign exchange rate for $1 CAD to USD	0.75118	0.81023	0.75420	0.80933

Same-store information ($ amounts in CAD)(e), (f):
Company-operated retail sites	287	287	287	287
NTIs included in same site information	34	34	34	34
Motor fuel sales (gallons per site per day)	3,437	3,397	3,334	3,383
Merchandise and services sales (per site per day)(a)	$3,304	$3,149	$3,085	$2,936
Merchandise and services gross profit percent, net of credit card fees(a)	31.4%	31.3%	32.1%	32.0%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$1,798	$1,730	$1,669	$1,615
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	43.3%	42.9%	44.1%	43.8%
Merchandise and services gross profit dollars(a)	$27	$26	$52	$49

Commission agent statistics(c)
Retail sites:
Beginning of period	495	495	494	495
New dealers	4	1	7	3
Conversions, net(d)	—	—	(1)	—
Closed or de-branded	(3)	(1)	(4)	(3)
End of period	496	495	496	495

Same Site Information(f):
Commission agent retail sites	472	472	469	469
Motor fuel sales (gallons per site per day)	2,717	2,731	2,568	2,641
Notes to Canadian Retail Statistical Table

(a)	Includes the results from car wash sales, commissions from lottery and ATM fees.

(b)	Primarily consists of our business and home energy operations.

(c)
Company-operated retail stores sell motor fuel and merchandise. The company sells only motor fuel at commission agent sites. We do not currently distinguish between core and non-core stores in our Canadian Retail segment. All sites in our Canadian Retail segment are core stores.

(d)
Conversions represent stores that have changed their classification from commission agents to company-owned and operated or vice versa. Changes in classification result when we either take over the operations of commission agents or convert an existing company-owned and operated store to commission agents.

(e)	All amounts presented are stated in Canadian dollars to remove the impact of foreign exchange and all fuel information excludes amounts related to cardlock operations.

(f)
The same-store and same-site information consists of aggregated individual store results for all sites in operation substantially throughout both periods presented. Stores that were temporarily closed for a brief period of time during the periods being compared remain in the same-store sales comparison. If a store is replaced, either at the same location or relocated to a new location, it is removed from the comparison until the new store has been in operation for substantially all of the periods being compared. NTIs are included in the same-store metrics when they meet this criteria.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues declined $98 million, or 11%, gross profit increased $5 million, or 5%, operating expenses increased $3 million, or 6%, and operating income increased $2 million, or 7%.
Significant items impacting these results included:
Operating revenues

•
A decline of $30 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.75 during the second quarter of 2016, and equal to U.S. $0.81 during the same period of 2015, representing a decrease in value of 7%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $68 million. This decrease was primarily attributable to:

◦
An $100 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $2.00 per gallon during the second quarter of 2016, compared to $2.36 per gallon during the same period of 2015.

◦
Partially offsetting this decline was a $21 million increase attributable to a 2% increase in the volume of motor fuel we sold mainly related to the increase in the average number of retail sites and the same-store volume increase in our cardlock and company-operated retail stores as compared to the same period of the prior year.

◦
Further offsetting the decline were an increase in merchandise and services revenues of $8 million from an increase in the number of company-operated stores as well as an increase in same-store sales of 5% attributable to growth in the grocery and packaged beverage business, as well as an increase in alcohol sales generated by craft beer.

Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in an $8 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $8 million driven primarily by the increase in the average number of retail sites, the same-store volume increase discussed above and the volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Excluding the effects of foreign exchange, our merchandise and services gross profit increased $3 million as a result of an increase in the number of company-operated convenience stores during 2016, resulting from NTI openings, as well as growth in same-store merchandise and services as discussed above.

Operating expenses
Operating expenses increased $3 million primarily from an increase of 13 in the number of company-operated convenience stores during 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating revenues declined $277 million, or 16%, gross profit declined $5 million, or 3%, operating expenses declined $2 million, or 2%, and operating income declined $3 million, or 5%.
Significant items impacting these results included:
Operating revenues

•
A decline of $69 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.75 during the first half of 2016, and equal to U.S. $0.81 during the same period of 2015, representing a decrease in value of 7%.

•	Excluding the effects of foreign exchange rate changes, our operating revenues decreased $208 million. This decrease was primarily attributable to:

◦
A $195 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. In terms of Canadian dollars, the average daily spot price of NYHC gasoline decreased to $1.75 per gallon during the first half of 2016, compared to $2.14 per gallon during the same period of 2015.

◦	A decline of $26 million primarily related to our business and home energy operations due to a decline in crude oil prices. The price of heating oil is directly correlated with the price of crude oil.

◦
Partially offsetting the revenue decline was an increase in merchandise and services revenues of $15 million from an increase in the number of company-operated stores as well as an increase in same-store sales of 5% attributable to growth in the grocery and packaged beverage business, as well as an increase in alcohol sales generated by craft beer.

Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in an $15 million gross profit decline.

•	Excluding the effects of foreign exchange, our motor fuel gross profit increased $6 million driven primarily by the volatility in crude oil and wholesale motor fuel prices discussed above.

•
Excluding the effects of foreign exchange, our merchandise and services gross profit increased $5 million as a result of an increase in the number of company-operated convenience stores during 2016, resulting from NTI openings, as well as growth in same-store merchandise and services as discussed above.

Operating expenses
Operating expenses declined $2 million primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. Excluding foreign exchange, operating expenses increased $7 million primarily related to an increase of 13 in the number of company-operated convenience stores.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica. CrossAmerica is presented excluding the accounting purchase price adjustments and before elimination of transactions with our U.S. Retail segment to be consistent with how our management reviews its results. The impact of the purchase accounting adjustments is to increase depreciation, amortization and accretion expense by $7 million and $16 million for the three and six months ended June 30, 2016, respectively. As discussed in Note 9 included elsewhere in this quarterly report, transactions with our U.S. Retail segment consisted of a wholesale mark-up on purchased motor fuel, rent expense and equity ownership interest in CST Fuel Supply. Additionally, CST provides management and corporate support services to CrossAmerica and charges CrossAmerica a management fee under the terms of the Amended and Restated Omnibus Agreement, as well as allocates certain incentive compensation. All transactions between our U.S. Retail segment and CrossAmerica are eliminated from our consolidated financial statements. Approximately 81% of CrossAmerica’s operating results are attributable to noncontrolling interest for the six months ended June 30, 2016. CrossAmerica is a publicly traded Delaware limited partnership and its units are listed for trading on the New York Stock Exchange under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the Securities Exchange Commission, where additional information about its results of operations can be found and should be read in conjunction with the table below (millions of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$514	$650	$881	$1,131
Cost of sales	473	609	803	1,052
Gross profit	41	41	78	79

Income from CST Fuel Supply	4	1	8	2
Operating expenses:
Operating expenses	17	19	32	37
General and administrative expenses	5	8	12	18
Depreciation, amortization and accretion expense	14	11	27	23
Total operating expenses	36	38	71	78

Operating income	$9	$4	$15	$3

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating revenues declined $136 million, or 21%, while gross profit was flat.
Operating revenues
Significant items impacting these results were:

•
A $133 million decline primarily attributable to a decline in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” and the divestiture of low margin wholesale fuel supply contracts and other assets.

•	A $9 million decrease in our merchandise revenues attributable to the conversion of company-operated retail stores to the dealer customer group during 2015 and 2016.

•
Partially offsetting this decline was an increase of $6 million primarily related to rental income associated with CrossAmerica’s acquisition from CST of NTI convenience stores in July 2015 as well as converting company-operated retail stores to the dealer customer group.

Cost of sales
Cost of sales declined $136 million, primarily from the decline in crude oil prices discussed above.

Income from CST Fuel Supply
Income from CST Fuel Supply increased $3 million, driven by an additional 12.5% interest acquired by CrossAmerica in July 2015.
Operating expenses
Operating expenses declined $2 million primarily attributable to the conversion of company-operated stores to the dealer customer group.
General and administrative expenses
General and administrative expenses declined $3 million primarily attributable to the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $3 million primarily driven by our 2015 and 2016 acquisitions.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating revenues declined $250 million, or 22%, while gross profit was flat.
Operating revenues
Significant items impacting these results were:

•
A $254 million decline primarily attributable to a decline in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” and the divestiture of low margin wholesale fuel supply contracts and other assets.

•	A $7 million decrease in our merchandise revenues attributable to the conversion of company-operated retail stores to the dealer customer group during 2015 and 2016.

•
Partially offsetting this decline was an $11 million increase primarily related to rental income associated with CrossAmerica’s acquisition from CST of NTI convenience stores in July 2015 as well as converting company-operated retail stores to the dealer customer group.

Cost of sales
Cost of sales declined $249 million, primarily from the decline in crude oil prices discussed above.
Income from CST Fuel Supply
Income from CST Fuel Supply increased $6 million, driven by an additional 12.5% interest acquired by CrossAmerica in July 2015.
Operating expenses
Operating expenses decreased $5 million attributable to the conversion of company-operated stores to the dealer customer group.
General and administrative expenses
General and administrative expenses declined $6 million primarily attributable to the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $4 million primarily driven by our 2015 and 2016 acquisitions.

Outlook
Exploration of Strategic Alternatives
On March 3, 2016, we announced that we had commenced an exploration of strategic alternatives to further enhance stockholder value. This process is active and continuing. There can be no assurance that our exploration of strategic alternatives will result in a transaction. We do not intend to provide updates unless or until we determine that disclosure is appropriate or necessary.
U.S. Retail
We operate in a very competitive retail environment, with intense competition for market share from our industry peers and high volume retailers; however, we believe that our model equips us to strongly compete and succeed in building sustainable results. Our scale, marketing strategies and expertise, private label penetration, proprietary food offering, distribution capabilities and our highly trained and customer service oriented team members in our stores enable us to offer a delightful and convenient shopping experience favored by our target customers. The systems and processes that we employ allow us to vary the merchandise offering and retail prices by location and/or market in order to maximize gross profit and better serve the local customer base. Our training programs, operating systems and processes, and technology ensure that we provide the highest level of customer service at low operating expense.
The global energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year. While we believe we are expert managers of the motor fuel pricing and logistics activities of our business, the volatility of the market can present short term impacts to the motor fuel gross margin of our business, which may impact our operating results throughout the year. We anticipate that we will continue to see moderately low commodity prices in the third quarter, which generally translate to lower wholesale motor fuel prices. Lower wholesale motor fuel prices can be beneficial to our overall business in at least two ways. First, lower retail motor fuel prices leave our customers with more money to spend, both on convenience merchandise in our stores and on higher grades of motor fuel at higher gross profit margins. Second, lower retail motor fuel prices can have the effect of encouraging customers to drive more miles, which helps offset the motor fuel demand declines that the industry will experience from increasing fuel efficiency of the U.S. automotive fleet. Conversely, low commodity prices can have an adverse impact on general economic conditions in certain markets, particularly those markets that are more dependent on the energy and energy services industry.
We plan to continue our NTI growth strategy by building up to 50 new stores in 2016. These large format stores allow for an expansion of our prepared food program as well as additional space to add a broader grocery fill-in offering to our current mix of convenience merchandise. The implementation of our large store strategy and the enhanced gross profits generated from non-fuel sales and services will enable us to make the stores less dependent on the gross profit from motor fuel. In addition, we believe that the industry will continue to consolidate, and that we are competitively positioned to capitalize on opportunistic acquisitions that will come as a result of the consolidation. In addition to expanding the footprint of our U.S. Retail segment, these acquisitions have allowed us to take advantage of best practices and processes discovered in the acquired companies, presenting opportunities for further strengthening our core network.
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
In Canada, we also see an opportunity to better serve customers by adding more food service and providing a solution for their grocery fill-in needs. We intend to build up to 12 NTI stores in Canada during 2016, which provide us the opportunity to expand these programs.
We benefit from the benchmarking and best practices shared between our Canadian and U.S. networks, as well as our common business partners and suppliers and the cost savings that allows.
CrossAmerica
As a result of our recent acquisitions, we expect our total fuel volume sold for the remainder of 2016 to be slightly higher compared to 2015 volumes after adjusting for volume associated with assets divested during 2015. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year, we saw modest increases in wholesale fuel margins in the second quarter as a result of increases in our commodity prices and the resulting discounts we receive from our motor fuel suppliers.

We expect our rent income to increase in 2016 based on our expectation that we will continue to convert recently acquired company-operated sites to lessee dealers. We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue acquisition targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and our ability to finance such acquisitions on favorable terms.

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
The following tables present a reconciliation of net income to EBITDA and EBITDAR (in millions):

	Three Months Ended June 30, 2016
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$27	$(4)	$1	$24
Interest expense	12	6	—	18
Income tax expense	14	—	—	14
Depreciation, amortization and accretion	45	21	—	66
EBITDA	98	23	1	122
Minimum rent expense(a)	12	5	—	17
EBITDAR	$110	$28	$1	$139

	Three Months Ended June 30, 2015
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$25	$(7)	$1	$19
Interest expense	9	5	—	14
Income tax expense (benefit)	13	(1)	—	12
Depreciation, amortization and accretion	33	18	—	51
EBITDA	80	15	1	96
Minimum rent expense(a)	9	6	—	15
EBITDAR	$89	$21	$1	$111

	Six Months Ended June 30, 2016
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$46	$(11)	$1	$36
Interest expense	23	10	—	33
Income tax expense (benefit)	24	(1)	—	23
Depreciation, amortization and accretion	84	43	—	127
EBITDA	177	41	1	219
Minimum rent expense(a)	23	10	—	33
EBITDAR	$200	$51	$1	$252

	Six Months Ended June 30, 2015
	CST	CrossAmerica	Eliminations	Total Consolidated
Net income (loss)	$39	$(15)	$1	$25
Interest expense	20	9	—	29
Income tax expense (benefit)	21	(7)	—	14
Depreciation, amortization and accretion	66	39	—	105
EBITDA	146	26	1	173
Minimum rent expense(a)	17	11	—	28
EBITDAR	$163	$37	$1	$201
(a) Minimum rent expense is defined in the CST Credit Facility as rent expense accrued during the period in accordance with U.S. GAAP, less contingent rentals.

Liquidity and Capital Resources
Capital Structure
CST and CrossAmerica maintain separate debt and equity capital structures. As such, CST and CrossAmerica each maintain credit facilities with separate covenants and restrictions. In addition, CST has outstanding publicly registered 5% senior notes due 2023, the terms of which are covered by a bond indenture. CST’s subsidiary that owns 100% of the membership interests in the General Partner has been designated an “unrestricted” subsidiary under this bond indenture and there are no guarantees of outstanding debt between CST and CrossAmerica. However, the IDRs and any current and future common units representing limited partner interests acquired and owned by CST are considered collateral under CST’s revolving credit facility.
Consolidated Cash Flows
The following table summarizes cash flow activity (in millions):

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities	$222	$178
Net Cash Used in Investing Activities	$(640)	$(243)
Net Cash Provided by Financing Activities	$302	$60
Operating Activities
The increase in cash provided by operating activities was primarily the result of our recent acquisitions and recently opened NTIs. Changes in cash provided by or used for working capital are shown in Note 16 included elsewhere in this annual report.
Investing Activities
The increase in net cash used in investing activities for the six months ended June 30, 2016 was primarily related to our acquisition of Flash Foods. The primary components of cash used in investing activities during 2015 were the acquisition of Landmark and Erickson, as well as NTIs.
Financing Activities
During the six months ended June 30, 2016, we had net proceeds under the CrossAmerica revolving credit facility of $72 million, net proceeds under the CST revolving credit facility of $311 million, spent $3 million on CrossAmerica’s unit repurchase program, $10 million for the payment of dividends on CST common stock, $32 million for the payment of CrossAmerica distributions and payments of $31 million on the CST term loan. The borrowing on the CST revolving credit facility, along with cash on hand, was used to finance the Flash Foods acquisition and the borrowing on the CrossAmerica revolving credit facility was used to finance the Holiday acquisition.
During 2015, CrossAmerica borrowed $133 million primarily to finance the Landmark and Erickson acquisitions. Additionally, CrossAmerica issued 4.6 million common units in exchange for net cash proceeds of $139 million and used the net proceeds of this offering to repay indebtedness outstanding under its revolving credit facility.

Consolidated Debt
As of June 30, 2016, our consolidated debt consisted of the following (in millions):

CST debt:(a)
$500 million revolving credit facility	$372
Term loan due 2019	375
5.00% senior notes due 2023	550
Total CST debt	$1,297
CrossAmerica debt:(b)
$550 million revolving credit facility	$430
Other	1
Total CrossAmerica debt	$431
Total consolidated debt outstanding	$1,728
Less current portion:
CST	372
CrossAmerica	—
Consolidated debt, less current portion	$1,356
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
Debt related to CST
On January 29, 2016, CST amended its Credit Facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended Credit Facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment. The amended credit facility is secured by substantially all of the assets of CST and its subsidiaries. As of June 30, 2016, CST’s outstanding borrowings currently under this Credit Facility bear a weighted average interest of 2.22%. As of August 3, 2016, after the application of $297 million from the proceeds of the sale of our California and Wyoming assets, approximately $419 million was available for future borrowings under the revolving credit facility. The amended Credit Facility contains certain customary representations and warranties, covenants and events of default. Our amended Credit Facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 to 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 to 1.00, and (c) limitations on capital expenditures. As of June 30, 2016, we were in compliance with these financial covenant ratios.
See Note 8 included elsewhere in this quarterly report for additional information regarding CST’s debt.
Debt related to CrossAmerica
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. CrossAmerica’s borrowings had an interest rate of 3.46% as of June 30, 2016. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility at August 3, 2016, was $101 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least $20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 to 1.00. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the revolving credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016. As of June 30, 2016, CrossAmerica was in compliance with these financial covenant ratios.
See Note 8 included elsewhere in this quarterly report for additional information regarding CrossAmerica’s debt.

Consolidated Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve, renovate and remodel our existing retail sites, which we refer to as sustaining capital and, from time to time, we enter into strategic acquisitions. In the first half of 2016, our sustaining capital expenditures also include $10 million related to the improvement of our distribution warehouse and adjoining offices in San Antonio, Texas.
During 2015, CST conducted several transactions with CrossAmerica to help fund CST’s NTI construction and acquisition growth activities including the sale of a 17.5% interest in CST Fuel Supply LP and the sale of real property associated with 29 NTIs, which CST leased back from CrossAmerica. In addition, CrossAmerica participated in the Nice N Easy and Landmark acquisitions by purchasing the fuel supply and real property assets related to the acquisitions and subsequently providing motor fuel and leasing the real property to CST.
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
During the first half of 2016, CST completed thirteen NTIs in the U.S., which are located in Texas, Arizona, Georgia and Florida. In Canada, we completed three NTIs, which are located in Ontario and Québec.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the six months ended June 30, 2016 and 2015. The table includes the elimination of acquisitions between CST and CrossAmerica including the sale of fuel supply interest and NTI sales (in millions):

	Six Months Ended June 30,
	2016	2015
U.S. Retail Segment
NTI	$90	$66
Acquisitions	438	22
Sustaining capital	34	36
	$562	$124
Canadian Retail Segment
NTI	$10	$4
Acquisitions	—	—
Sustaining capital	6	10
	$16	$14
CrossAmerica
Sustaining capital	$6	$6
Acquisitions(a)	52	123
	$58	$129

Total aggregate capital expenditures and acquisitions(b)	$636	$267
(a) Cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interest and sales of NTIs, are eliminated from the statements of cash flows.
(b) Includes $3 million of accrued capital expenditures in our U.S. Retail segment.

Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of June 30, 2016, $80 million of cash was held in Canada. In December 2015, we established a U.S. dollar denominated intercompany loan from the U.S. to a Canadian subsidiary in the amount of $360 million and incurred a withholding tax of $18 million. During the first half of 2016, the Canadian subsidiary repaid $200 million of this loan. At June 30, 2016, the outstanding amount of this loan was $160 million. As this loan is repaid, no additional taxes will be incurred. As foreign exchange rates fluctuate, we will recognize either a gain or loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
Cash Held by CrossAmerica
As of June 30, 2016, $3 million of cash was held by CrossAmerica.
Concentration of Suppliers
For the three and six months ended June 30, 2016, CST purchased substantially all of its motor fuel for resale from Valero. See Note 1 included elsewhere in this quarterly report for additional information.
Concentration of Customers
CST has no significant concentration of customers. For the three and six months ended June 30, 2016, CrossAmerica distributed 17% of its total wholesale distribution volumes to DMS and received 30% of its rent income from DMS, a related party. For the three and six months ended June 30, 2016, CrossAmerica distributed 8% of its total wholesale distribution volume to CST and received 22% of its rent income from CST.
CST Dividends
We have paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013. We expect to continue the practice of paying quarterly cash dividends, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our indebtedness also restricts our ability to pay dividends. As such, there can be no assurance we will continue to pay dividends in the future at current levels or at all. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5
June 30, 2016	June 30, 2016	July 15, 2016	$0.0625	$5
CrossAmerica Limited Partnership Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$20
The board of directors of the General Partner approved a quarterly distribution of $0.6025 per unit attributable to the second quarter of 2016. The distribution is payable on August 15, 2016 to all unitholders of record on August 8, 2016.
The amount of any distribution is subject to the discretion of the board of directors of the General Partner, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the three and six months ended June 30, 2016, CrossAmerica distributed $4 million and $8 million to us with respect to our ownership of common units, respectively.

Conversion of Subordinated Units
On February 25, 2016, the 7,525,000 outstanding subordinated units of CrossAmerica converted into common units on a one-for-one basis. Each former subordinated unit now participates in CrossAmerica’s cash distributions pro-rata with the other common units. In addition, CST may be deemed to have beneficial ownership of an additional 6,786,499 common units as a result of a voting agreement with Joseph V. Topper and entities wholly owned and managed by him.
CrossAmerica IDR Distributions to CST
For the three and six months ended June 30, 2016, CrossAmerica distributed $1 million and $2 million to us with respect to our ownership of CrossAmerica’s IDRs, respectively.
CST Stock Repurchase Plan
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market and in private transactions, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. We did not repurchase any of our common stock during the first half of 2016 and have $114 million remaining under the plan.
CrossAmerica Common Unit Repurchase Program
In November 2015, the board of directors of the General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in CrossAmerica. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases made during the six months ended June 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
January 1 - June 30, 2016	133,463	$24.37	$3,252,653	$18,144,276
CrossAmerica has not repurchased any common units subsequent to July 1, 2016.
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

Finalization of Purchase Accounting associated with the Erickson Acquisition
In the first quarter of 2016, CrossAmerica recorded a $1 million receivable for a working capital settlement. No other adjustments were recorded in 2016 and CrossAmerica has finalized the purchase accounting for this acquisition.
See Note 2 included elsewhere in this quarterly report for additional information.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
See Note 2 included elsewhere in this quarterly report for additional information.
Subsequent Event—Sale of California and Wyoming Assets
On July 7, 2016, CST consummated the previously announced sale of all 79 stores in the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. for $408 million plus adjustments for inventory and working capital. As a result of the divestiture, we exited all of our sites in California and Wyoming, which will result in a market exit and a permanent reduction to our minimum volume commitments contained in the Valero Fuel Supply Agreements.
See Note 2 included elsewhere in this quarterly report for additional information.
Subsequent Event—Refund payment related to CST sale of California and Wyoming assets
On July 7, 2016, we announced that we provided a refund payment to the purchase price paid by CrossAmerica for its 17.5% interest in CST Fuel Supply as a result of our sale of the California and Wyoming retail sites, to which we no longer supply motor fuel. The total refund payment to CrossAmerica was $18 million.
See Note 9 included elsewhere in this quarterly report for additional information.
Subsequent Event—CrossAmerica Acquisition of State Oil
On July 15, 2016, CrossAmerica entered into a definitive agreement to acquire certain assets of State Oil Company located in the greater Chicago market for approximately $45 million. The acquisition is subject to customary conditions to closing and is expected to close in the third quarter of 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $375 million, five-year, amortizing term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $500 million, and any borrowings would bear interest at variable rates. As of June 30, 2016, the weighted average interest rate on outstanding borrowings under the credit facility was 2.22%. A one percentage point change in the average interest rate would impact annual interest expense by approximately $7 million.
As of June 30, 2016, CrossAmerica had $430 million outstanding under its revolving credit facility. Outstanding borrowings under this credit facility had a weighted average interest rate of 3.46%. A one percentage point change in CrossAmerica’s average rate would impact annual interest expense by approximately $4 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is a few days.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations and assets are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percent decline in the 2016 weighted average exchange rate would have no material impact to our June 30, 2016 net income.
At June 30, 2016, a Canadian subsidiary had outstanding to the U.S. a U.S. dollar denominated loan in the amount of $160 million. If the Canadian dollar strengthens against the U.S. dollar during a reporting period, we will recognize a gain related to the outstanding balance of this loan in “other income” on our consolidated income statement. If the Canadian dollar weakens against the U.S. dollar during a reporting period, we will recognize a loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting for the quarter ended June 30, 2016 excluded the internal control over financial reporting of Flash Foods LLC, and its subsidiaries, which we acquired on February 1, 2016. The Flash Foods acquisition contributed approximately 7% of our total operating revenues for the six months ended June 30, 2016 and accounted for approximately 11% of our total assets as of June 30, 2016.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica’s Form 10-Q for the six months ended June 30, 2016, there were no changes in its internal control over financial reporting that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 10 of the Condensed notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2015 and our Form 10-Q for the quarterly period ended March 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1*
Asset Purchase Agreement, dated May 3, 2016, by and among CST California Stations, Inc. and CST Services LLC, each a wholly owned subsidiary of CST Brands, Inc., (which executed the agreement in the limited capacity of guaranteeing the obligations of Sellers thereunder), as Sellers, and 7-Eleven, Inc. and SEI Fuel Services, Inc., as Buyers

10.2*	Form of Market Share Units Award Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
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
Date: August 4, 2016