Form 10-K
period 2016-12-31
CST BRANDS, INC.
filed 2017-02-28
CIK 1562039

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $3.3 billion based on the last sales price quoted as of June 30, 2016 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 24, 2017, there were 75,786,728 common shares outstanding.
Documents Incorporated by Reference: None.

Commonly Used Defined Terms

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CST Brands, Inc. and subsidiaries:
CST
CST Brands, Inc., a Delaware corporation and, where appropriate in context, to one or more of CST’s subsidiaries without the inclusion or consolidation of the operations or subsidiaries of CrossAmerica. CST includes CST’s ownership of 100% of the equity interests in the sole member of CrossAmerica GP LLC, 100% of the outstanding IDRs of CrossAmerica (as defined herein) and any common units of CrossAmerica owned by CST

Board of Directors	the Board of Directors of CST
We, us, our, Company	The consolidated results and accounts of CST and CrossAmerica, or individually as the context implies
CrossAmerica	CrossAmerica Partners LP, a Delaware limited partnership, and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole
General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica
GP Board	The board of directors of the General Partner
CST Services	CST Services LLC
Guarantor Subsidiaries	CST’s 100% owned, domestic subsidiaries
CST Fuel Supply	CST Fuel Supply LP is the Parent of CST Marketing and Supply
CST Marketing and Supply	CST Marketing and Supply, LLC, a subsidiary of CST Fuel Supply, which provides wholesale fuel distribution to the majority of CST’s U.S. retail sites on a fixed markup per gallon

CrossAmerica Partners LP related and affiliated parties:
DMS
Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with Joseph V. Topper, Jr., a former member of the Board of Directors until his retirement in 2016, a member of the GP Board, and a related party. DMS is an operator of retail motor fuel stations. DMS leases retail sites from CrossAmerica in accordance with a master lease agreement with CrossAmerica and DMS purchases substantially all of its motor fuel for these sites from CrossAmerica on a wholesale basis under rack plus pricing

DMI	Dunne Manning Inc., an entity associated with Joseph V. Topper, Jr.
Predecessor Entities	Wholesale distribution business of Lehigh Gas-Ohio, LLC and real property and leasehold interests contributed to CrossAmerica in connection with its initial public offering
Topper Group	Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in the Predecessor Entities, including DMI
Topstar	Topstar Enterprises, an entity associated with Joseph V. Topper, Jr. Topstar is an operator of retail sites that leases retail sites from CrossAmerica, but does not purchase fuel from CrossAmerica

Recent Acquisitions:
PMI	Petroleum Marketers, Inc., acquired by CrossAmerica in April 2014
Nice N Easy	Nice N Easy Grocery Shoppes, acquired by CrossAmerica and CST in November 2014
Landmark	Landmark Industries, acquired by CrossAmerica and CST in January 2015
Erickson	Erickson Oil Products, Inc., acquired by CrossAmerica in February 2015
One Stop	M&J Operations, LLC, acquired by CrossAmerica in July 2015
Flash Foods	Flash Foods, LLC and other entities acquired by CST from the Jones Company, a Georgia corporation, and certain other sellers in February 2016
Franchised Holiday Stores	The franchised Holiday stores acquired by CrossAmerica from S/S/G Corporation in March 2016
State Oil Assets	The assets acquired by CrossAmerica from State Oil Company in September 2016

i

Other Defined Terms:
Amended Omnibus Agreement
The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on February 17, 2016, by and among CrossAmerica, the General Partner, Dunne Manning Inc., DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012

Antitrust Division	Antitrust Division of the United States Department of Justice
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATMs	Automated teller machines
Brent	Brent crude oil
BP	BP p.l.c.
Code	Internal Revenue Code of 1986, as amended
Conversion	The conversion of all outstanding subordinated units representing limited partner interests in CrossAmerica into common units on a one-for-one basis
Core-Mark	Core-Mark International
Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)
CPG	Cents per gallon
CrossAmerica Plan	The Lehigh Gas Partners LP 2012 Incentive Award Plan
CST Plan	The 2013 CST Brands, Inc. Amended and Restated Omnibus Stock Incentive Plan
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
Exchange Act	Securities Exchange Act of 1934, as amended
ExxonMobil	ExxonMobil Corporation
FASB	Financial Accounting Standards Board
Form 10-K	CST’s Annual Report on Form 10-K for the year ended December 31, 2016
FTC	United States Federal Trade Commission
GCC	U.S. Gulf Coast conventional gasoline
GP Purchase
CST’s purchase from Lehigh Gas Corporation of 100% of the membership interests in the sole member of Lehigh Gas GP LLC (now known as CrossAmerica GP LLC), the general partner of Lehigh Gas Partners LP, a publicly traded limited partnership, now known as CrossAmerica Partners LP (NYSE:CAPL), which occurred October 1, 2014

HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
IDRs
Incentive Distribution Rights, which are partnership interests on CrossAmerica’s common units that provide for special distributions associated with increasing distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

IDR Purchase
CST’s purchase of all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the IDRs in Lehigh Gas Partners LP

IRS	Internal Revenue Service
LIFO	The dollar-value, last-in, first-out method of accounting for motor fuel inventory in our U.S. Retail Segment
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of Ultra Acquisition Corp. with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K Stores Inc. See Merger Agreement below

Merger Agreement
Our Agreement and Plan of Merger (the “Merger Agreement”) entered into on August 21, 2016 with Circle K Stores Inc., a Texas corporation (“Parent”), and Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”). Under and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into CST, with CST surviving the Merger as a wholly owned subsidiary of Parent. Parent is a wholly owned subsidiary of Couche-Tard Inc.

Motiva	Motiva Enterprises LLC
NOL	Net operating loss
NTI
Our new to industry stores in our U.S. Retail and Canadian Retail segments opened after January 1, 2008, which is generally when we began designing and operating our larger format stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than our legacy stores

NYSE	New York Stock Exchange
NYHC	New York Harbor conventional gasoline
Partnership Agreement	the First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended
Plan Administrator	The CrossAmerica Plan is administered by the GP Board or a committee thereof
QSR	Quick service restaurants
Rack	The price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal
Retail site	A general term to refer to convenience stores, including those operated by commission agents / dealers, independent dealers or lessee dealers and company operated sites, as well as cardlock locations
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Second Request	A request for additional information and documentary material from the FTC received by us on November 16, 2016
Sobeys	Sobeys Québec Inc.
Spin-off
The separation and distribution of the retail business from Valero’s other businesses and the creation of an independent publicly traded company, CST, on May 1, 2013, to hold the assets and liabilities associated with Valero’s retail business from and after the distribution

U.S. GAAP	United States Generally Accepted Accounting Principles
UST	Underground storage tanks
Valero	Valero Energy Corporation (NYSE: VLO) and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole
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

CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, are made throughout this Form 10-K report. This Form 10-K report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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

•
the inability to satisfy the conditions specified in the Merger Agreement, including, without limitation, the receipt of necessary governmental or regulatory approvals required to complete the transactions contemplated by the Merger Agreement;

•
the risk that the Merger or covenants contained in the Merger Agreement disrupt current plans and operations, increase operating costs and the potential difficulties in customer loss and employee retention as a result of the announcement and consummation of such transactions;

•	the interim operating covenants and their limitations on incurrence of debt, capital expenditures, acquisitions and divestitures; and

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors.
Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger but do take into account the restrictions and covenants of the Merger Agreement on our operations. In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	volatility and seasonality in crude oil, wholesale motor fuel costs and motor fuel sales;

•	political conditions in oil producing regions and global demand for oil;

•	competitive pressures from retail sites and other non-traditional retailers located in our markets;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, labor strikes or otherwise;

•	increasing consumer preference for alternative motor fuel and improvements in fuel efficiency;

•	future legislation or campaigns to discourage smoking;

•
our ability to comply with federal, provincial and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment, health benefits, including the Affordable Care Act, immigration, and international trade;

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
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

v

ITEMS 1., 1A., and 2. BUSINESS, RISK FACTORS AND PROPERTIES
Overview
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the Spin-off and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
The address of CST’s principal executive offices is 19500 Bulverde Rd, Suite 100, San Antonio, Texas 78259, and our telephone number is (210) 692-5000. Our common stock trades on the NYSE under the symbol “CST.”
CST is one of the largest independent retailers of motor fuel and convenience merchandise in the U.S. and eastern Canada. Our retail operations include (i) the sale of motor fuel at retail sites, commission sites and cardlocks, (ii) the sale of food, convenience merchandise items and services at retail sites, and (iii) the sale of heating oil to residential customers and heating oil and motor fuel to small commercial customers in Canada.
On October 1, 2014, CST completed the GP Purchase and the IDR Purchase for $17 million in cash and approximately 2.0 million shares of CST common stock for an aggregate consideration of approximately $90 million. CST controls the General Partner of CrossAmerica and has the right to appoint all members of the GP Board. CrossAmerica is a separate publicly traded Delaware limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. CrossAmerica also generates revenues from the operation of retail sites.
We are required to consolidate the financial results of CrossAmerica (see “CrossAmerica Segment” below). CST receives distributions from CrossAmerica as a result of its ownership of common units and the IDRs. As of February 24, 2017, we owned an approximate 19.8% limited partner interest in CrossAmerica.
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
Our segments consisted of the following sites as of December 31, 2016:

•	U.S. Retail—1,167 company operated retail sites located in Arkansas, Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico, New York, Oklahoma and Texas;

•
Canadian Retail—884 retail sites located in New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Québec, which consisted of 314 company operated retail sites, 498 commission sites and 72 cardlocks; and

•
CrossAmerica—1,187 distribution sites located in 29 states (Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin), which consisted of 403 independent dealer sites, 153 sites operated by DMS, 420 sites operated by lessee dealers, 95 commission sites, 73 CrossAmerica company operated retail sites and 43 CST company operated retail sites in the U.S. Retail segment.

Recent Developments
Merger Agreement
On August 21, 2016, our Board of Directors unanimously approved, and we entered into, a definitive Merger Agreement with a subsidiary of Couche-Tard, under which, subject to the terms and conditions thereof, a U.S. subsidiary of Couche-Tard will acquire all of the shares of CST for $48.53 per share in cash, representing a total enterprise value of approximately $4.4 billion, including the assumption of net debt. CST’s stockholders approved the Merger Agreement at a special meeting of stockholders held November 16, 2016. The transaction is currently expected to close in the second quarter of 2017, subject to regulatory approvals in the United States and Canada. The Merger Agreement provides for interim operating covenants as set forth therein, which limit certain activities and operations of CST. On September 16, 2016, each of CST and Couche-Tard filed a premerger notification and report form under the HSR Act with the FTC and the Antitrust Division in connection with the Merger. Couche-Tard voluntarily withdrew its premerger notification and report form under the HSR Act on October 14, 2016, and re-filed its premerger notification and report form on October 17, 2016. The waiting period imposed by the HSR Act will expire 45 days after substantial compliance with the Second Request has been certified by all parties to the transaction that received a Second Request, unless that period is extended by court order or terminated earlier by the FTC.
On December 21, 2016, we entered into a timing agreement with the FTC pursuant to which we agreed, among other things, (i) not to consummate the Merger prior to 45 days after both we and Couche-Tard have substantially complied with the FTC’s Second Request, unless we and Couche-Tard have received prior written notice that the FTC has closed its investigation and (ii) not to certify compliance with the Second Request before January 31, 2017. Couche-Tard has informed us that it also entered into a timing agreement with the FTC on the same terms. We and Couche-Tard are continuing to work cooperatively with the FTC in its review of the proposed Merger.
See our Current Reports on Form 8-K filed with the SEC on August 23, 2016 and October 18, 2016, and our Definitive Proxy Statement filed with the SEC on October 11, 2016 for additional information, including risks associated with the Merger.
U.S. Retail—Acquisition of Flash Foods
In February 2016, we closed on the acquisition of Flash Foods for approximately $425 million plus working capital, assets under construction and other closing adjustments. Flash Foods operates 165 Flash Foods-branded retail sites located in Georgia and Florida (which sell Flash Foods-branded fuel), 21 branded QSRs, a land bank of 15 real estate sites to build NTIs, on which we have completed the construction of 3 NTIs, a merchandise distribution company with a 90,000 square foot distribution center that it operates in Georgia and a fuel supply company with access to the Colonial and Plantation pipelines, leased storage and a company-owned transportation fleet.
U.S. Retail—Sale of California and Wyoming Stores
In July 2016, CST consummated the sale of all 79 stores in the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. and recognized a gain of $347 million, or $220 million net of tax, which is included in our U.S. Retail segment. The closing purchase price for the transaction was $408 million plus adjustments for inventory and working capital.
CrossAmerica—Acquisition of Franchised Holiday Stores
On March 29, 2016, CrossAmerica closed on the acquisition of 31 Franchised Holiday Stores and three company operated liquor stores from S/S/G Corporation for approximately $52 million. Of the 34 company operated retail sites, 31 are located in Wisconsin and three are located in Minnesota.
CrossAmerica—Acquisition of State Oil Assets
In September 2016, CrossAmerica acquired certain assets of State Oil Company located in the greater Chicago market for approximately $42 million.
Available Information
Our internet website is www.CSTBrands.com. Information on our website is not part of this annual report. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the SEC are available on our website free of charge, soon after such material is filed or furnished. In this same location, CST also posts its corporate governance guidelines, code of ethics and business conduct and the charters of the committees of the Board of Directors. These documents are available in print to any stockholder that makes a written request to CST Brands, Inc. Attn: Corporate Secretary, 19500 Bulverde Road, Suite 100, San Antonio, Texas 78259.
CrossAmerica’s internet website is www.crossamericapartners.com. Information on this website is not part of this annual report. Annual reports on CrossAmerica’s Form 10-K, quarterly reports on its Form 10-Q and its current reports on Form 8-K filed with (or furnished to) the SEC are available on this website free of charge, soon after such material is filed or furnished. In this same location, CrossAmerica also posts its corporate governance guidelines, code of ethics and business conduct and the charters of the committees of the GP Board. These documents are available in print to any unitholder that makes a written request to CrossAmerica Partners L.P. Attn: Corporate Secretary, 515 Hamilton Street, Suite 200, Allentown, Pennsylvania 18101.
Operations
With 2016 revenues of $11.1 billion, we are one of the largest independent retail and wholesale distributors of motor fuel, convenience merchandise and services in North America. Our operations include retail sites and dedicated wholesale motor fuel supply businesses in the U.S. and Canada that sell motor fuel primarily to our retail sites. Subsequent to the GP Purchase, we control the operations of CrossAmerica, which is primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel.
We believe CST and CrossAmerica have a strong combined footprint with over 3,200 retail sites throughout 30 states in the U.S. and six provinces in eastern Canada. Our Corner Store and Corner Store Market convenience store brands in the U.S. Retail segment sell primarily Valero branded motor fuel brand and signature products such as Fresh Choices baked goods and Corner Store branded packaged goods. In Canada, we are the exclusive provider of Ultramar motor fuel also primarily purchased from Valero. Our Dépanneur du Coin convenience store brand (in Québec) and Corner Store convenience store brand (in English speaking provinces), sell signature Transit Café coffee and pastries and Corner Store branded packaged goods. CrossAmerica distributes motor fuel at approximately 1,200 retail sites located in 29 states.
CST’s retail sites in the U.S. and Canada sold approximately 2.1 billion and 1.0 billion gallons of branded and unbranded motor fuel, respectively, directly to the public during 2016. Our CrossAmerica segment distributed approximately 1.0 billion gallons during 2016.
We maintain wholesale motor fuel supply businesses in our U.S. Retail and Canadian Retail segments, which purchase motor fuel under long-term supply contracts, primarily from Valero. These businesses primarily sell motor fuel to our retail sites, where it is sold primarily under the Valero, Diamond Shamrock and Ultramar brands. CrossAmerica also sells motor fuel to a limited number of retail sites in our U.S. Retail segment. CrossAmerica purchases branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded motor fuel suppliers, which provide diversity to our overall motor fuel supply.
Our business strategy is focused on the following key initiatives:

•	growing organically through the construction of NTIs;

◦	We intend to build a substantial number of NTIs over the next five years as part of our organic growth plan.

◦
To help fund the NTI organic growth program, we expect to leverage our “sponsored MLP” relationship with CrossAmerica, whereby certain CST assets, such as its U.S. Retail wholesale motor fuel supply business, can be sold to CrossAmerica for cash and/or limited partner equity consideration when favorable market conditions exist and pending approval by the GP Board independent conflicts committee and the approval of the executive committee of the Board of Directors and mutual agreement upon terms and other conditions. The Merger Agreement prohibits, among other things, CST from selling its tangible and intangible properties or assets to CrossAmerica between August 21, 2016 and completion of the Merger. As such, there can be no assurance we will be able to sell equity interests in CST Fuel Supply in the future.

•	growing our business in existing and new geographic locations through third party acquisitions;

◦	We have completed $784 million of combined acquisition growth with CrossAmerica since the GP Purchase.

◦	In addition, the closing of the Flash Foods transaction represents CST’s largest acquisition to date and provides us with access to new markets while growing our business in Georgia and Florida.

•	developing and expanding our wholesale fuel distribution business;

•	improving our convenience store profits by developing our convenience store brands in order to grow the number of customers in our stores and maximizing our merchandise gross profit margin.

Our Ownership Structure of CrossAmerica
The following condensed and summarized organization chart depicts the ownership structure between CST and CrossAmerica. This chart is not meant to be a complete depiction of the legal structure of CST’s entities. Ownership interests are as of December 31, 2016.

CST Brands, Inc.
NYSE: CST
100% Ownership Interest
100% Ownership Interest
100% Ownership Interest
U.S. Retail
Canadian Retail
CrossAmerica General Partner
19.8% Limited Partner Interest
100% IDR Interest
100% General Partner Interest
0% Economic Interest
Public Unitholders
Topper Group & Affiliates
55.3% Limited Partner Interest
24.9% Limited Partner Interest
Cross America Partners LP
NYSE: CAPL
Operating Subsidiaries
CST

Sale of CST Fuel Supply Equity Interests
In January 2015 and July 2015, we closed on the sale of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply to CrossAmerica in exchange for aggregate consideration of $171 million, including 4.8 million common units of CrossAmerica and cash in the amount of $18 million. As of February 24, 2017, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%.
Sale and Lease Back of NTIs
In July 2015, we completed the contribution and sale of 29 NTIs to CrossAmerica in exchange for an aggregate consideration of $134 million on the date of closing, including 0.3 million common units of CrossAmerica and cash in the amount of $124 million. CrossAmerica leased the real property associated with the NTIs back to us and we continue to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property at lease inception.
U.S. Retail Segment
Our U.S. Retail segment operations are substantially a company-owned and operated convenience store business. We generate profit on motor fuel sales, food sales and sales of convenience merchandise and services (car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to ATMs). Our retail sites are operated by CST employees.

The following chart depicts how motor fuel and convenience merchandise items are procured and distributed to our retail sites:

Motor Fuel Suppliers (Primarily Valero)
Grocery and Merchandise Suppliers
Wholesale Fuel Business
Note: CrossAmerica owns 17.5% of this business.
Company Operated Convenience Stores
U.S. Retail

Wholesale Fuel Business
Within the U.S. Retail segment, we have a wholesale fuel business created principally to supply our company owned and operated retail sites. Our U.S. Retail segment sold 2.1 billion, 1.9 billion and 1.9 billion gallons of motor fuel (purchased primarily from Valero) during the years ended December 31, 2016, 2015 and 2014, respectively. We are the general partner of CST Fuel Supply and control it. CST Fuel Supply owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC, which is a party to the Valero Fuel Supply Agreements. CST Marketing and Supply LLC purchased over 99% of its motor fuel from Valero in 2016. As of February 24, 2017, CrossAmerica owns 17.5% of CST Fuel Supply.
Our retail sites purchase substantially all of their motor fuel from CST Fuel Supply at a price reflecting product delivered cost plus a profit margin of approximately $0.05 per gallon. Our retail sites will purchase, for at least 8 years, no less than 1.57 billion gallons annually of branded and unbranded motor fuel from CST Fuel Supply. Motor fuel is purchased as needed to replenish supply at our retail sites. In addition to Valero branded motor fuel, CST Fuel Supply also supplies Phillips 66 branded motor fuel to six of our retail sites and Exxon branded motor fuel to one of our retail sites. CST Fuel Supply provides unbranded motor fuel to seven of our retail sites.
CrossAmerica supplies motor fuel to certain of our retail sites in New York state acquired in the Nice N Easy acquisition and 22 of our retail sites in San Antonio under the Shell brand acquired in the Landmark acquisition.
Company Operated Retail Sites
As of December 31, 2016, our company operated retail sites consisted of 1,167 retail sites, of which 880 were owned sites and 287 were leased sites. Our convenience store buildings average approximately 2,900 square feet and carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. In 2016, CST took a strategic approach to executing many new marketing initiatives as well as building on existing successful programs to differentiate the Corner Store brand. With the growth of our large store format NTI program, we introduced an expanded fresh food offering (fresh pizza, salads, wraps and sandwiches)

to 10 new builds in the U.S. and 5 in Canada in 2016. We also widened our private label packaged food offering in both the U.S. and Canadian networks and updated the entire line of products with fresh and relevant brand packaging. At the end of 2015, we piloted the new Corner Store brand image and operational value proposition in a group of legacy stores in a micro market in South San Antonio. Each of these marketing efforts is aimed at increasing top line revenues, expanding margins, and providing a long term growth opportunity for the Company. We continue to offer automated car wash services at 257 of our retail sites and also have QSRs at 60 of our retail sites.
We have an agreement with Core-Mark, which is a leading grocery and merchandise wholesale distributor, to provide us with merchandising expertise, purchasing power and efficient distribution services in our U.S. Retail segment. We own a 426,000 square-foot distribution center in San Antonio, Texas, of which we use 249,000 square feet and lease the remainder, that supplies 636 of our retail sites in Texas, provides us with improved inventory management, allows us to handle a greater product variety, and supports the development and growth of our private label packaged goods and fresh food programs. Core-Mark operates our distribution center on our behalf under a management agreement and we own the distribution center’s inventory. We also pay Core-Mark a license fee for use of proprietary software used in operating the center.
We own a 90,000 square-foot distribution center in Alma, Georgia, that supplies 167 Flash Foods retail sites, provides us with improved inventory management, allows us to handle a greater product variety, and supports the development and growth of our private label merchandise offerings. Our employees manage and operate the distribution center and we own the distribution center’s inventory. In addition, we own proprietary software used in operating the center.

Canadian Retail Segment
Our Canadian Retail segment includes company operated retail sites, commission sites, cardlocks and business and home energy operations located in Canada. Our Canadian Retail segment sold 1.0 billion gallons of Ultramar branded motor fuel (purchased primarily from Valero) during each of the years ended December 31, 2016, 2015 and 2014. Most of our retail sites are located in metropolitan areas where there are high concentrations of consumers and daily commuters. Of these retail sites, 304 are owned and 580 are leased under leases that generally contain renewal options for periods ranging from five to ten years.
The following chart depicts how motor fuel and convenience merchandise items are procured and distributed to our retail sites:

Motor Fuel Suppliers (Primarily Valero)
Grocery and Merchandise Suppliers
Wholesale Fuel Business
Company Operated Convenience Stores
Commission Sites
Cardlock Sites
Business and Home Energy
Canadian Retail

Wholesale Fuel Business
Within our Canadian Retail segment, we have a wholesale fuel business that purchases substantially all of our motor fuel from Valero at “per-terminal,” market-based prices. Our wholesale motor fuel business in Canada purchased approximately 93.5% of its fuel from Valero in 2016. In addition to Valero, we purchase motor fuel from other suppliers including Shell and Imperial Oil. Motor fuel is purchased as needed to replenish supply at our retail locations. The cost of motor fuel purchased and used by the downstream operators of the segment does not include a mark-up because 100% of the purchased motor fuel is sold to wholly owned and controlled related entities.

Company Operated Retail Sites
As of December 31, 2016, our Canadian company operated retail sites consisted of 314 retail sites, of which 193 were owned sites and 121 were leased sites. In this network, we retain the gross profits on motor fuel sales, food sales and merchandise sales and services, and the retail sites are operated by Company employees. Our Company owned and operated convenience store buildings average approximately 2,100 square feet.
Our Canadian retail operation sells primarily Ultramar-branded motor fuel, food and convenience merchandise items and other services through retail sites operated predominantly under the Corner Store brand (in English speaking provinces) and Dépanneur du Coin brand (in Québec). We operate in six provinces in eastern Canada, with a significant concentration in Québec.
Our retail sites carry a broad selection of immediately consumable and take-home items, including beverages, tobacco products, snacks, freshly prepared and pre-packaged foods (including sandwiches, salads, pastries and coffee), motor oils and automotive products and general convenience merchandise items. At some of our retail sites, we offer a variety of additional products and services, such as car wash, lottery, air/water/vacuum services for motor vehicles and access to ATMs. We offer automated car wash services at 95 of our retail sites. We have QSRs at 50 of our retail sites.
For grocery supply, we have an agreement with Sobeys, which is a leading grocery wholesale distributor in eastern Canada. Sobeys provides our Canadian Retail segment with merchandising expertise, purchasing power and efficient distribution services.
Commission Sites
As of December 31, 2016, we had 498 commission sites. At these locations, we own and control the retail motor fuel activity at the site and we retain the gross profits on motor fuel sales. The convenience store operations at commission sites are owned by third parties. We pay these operators a “commission” based on gallons sold to compensate the operator for their motor fuel selling costs. Our commission sites consist of the following:

•	413 dealers, where each retail site is typically owned and operated by an independent dealer, and

•	85 agents, where each retail site is generally owned by us but leased and operated by an independent agent.
Cardlock
As of December 31, 2016, we had 72 cardlock sites. Cardlocks are unattended self-service fueling stations that provide motor fuel to fleet customers, such as trucking and other commercial customers. Generally, we own or lease the site and we retain the gross profit on motor fuel sales at these retail sites.
Business and Home Energy
We supply heating oil to residential customers and heating oil and motor fuel to commercial customers under the Ultramar and Esso brands. Operating revenues from these sales were less than 5% of consolidated operating revenues for the years ended December 31, 2016, 2015 and 2014. These operations are immaterial to our overall results; therefore, they are included within the Canadian Retail segment.
CrossAmerica Segment
As a result of the GP Purchase, we control CrossAmerica’s General Partner and have the right to appoint all members of the GP Board. CrossAmerica is managed and operated by the GP Board and executive officers appointed by the General Partner. Therefore, we control the operations and activities of CrossAmerica even though we do not own a majority of CrossAmerica’s outstanding limited partner units. Under U.S. GAAP, per the guidance in ASC 805–Consolidation, we consolidate the financial results of CrossAmerica with our financial results.
CrossAmerica’s primary business objective is to generate sufficient cash flows from operations to make quarterly cash distributions to its unitholders and, over time, to increase its quarterly cash distributions. The amount of any distribution however, is subject to the discretion of the GP Board, and the GP Board may modify or revoke the cash distribution policy at any time. CrossAmerica’s partnership agreement does not require it to pay any distributions.
CrossAmerica generates cash flows primarily from the wholesale distribution of motor fuel. Gross profits are generated primarily by a per gallon mark-up that is either fixed or variable per gallon, depending on the contract terms. A component of CrossAmerica’s motor fuel gross profit is the discount for prompt payment and other rebates and incentives offered by its suppliers. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of the discounts varies with motor fuel prices. CrossAmerica distributes motor fuel to lessee dealers, independent dealers, DMS, CST’s U.S. Retail Segment and sub-wholesalers, as well as its retail commission sites and company operated retail sites. CrossAmerica distributes branded motor fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to its customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. CrossAmerica receives a fixed mark-up per gallon with its dealer customers on approximately 87% of its gallons sold (based on 2016 volumes) while receiving a variable mark-up on remaining gallons sold. CrossAmerica receives a variable rate mark-up per gallon on the remaining gallons sold.
CrossAmerica owns and leases real and personal property that it leases or subleases to related parties and third parties to generate cash flows (collectively “real estate activities”). CrossAmerica also generates revenues from the retail sale of motor fuel and the operation of retail sites.
The following chart depicts how motor fuel is procured and distributed to CrossAmerica’s customer groups and how convenience merchandise items are procured and distributed to its company owned and operated retail sites. The chart also depicts the relationship of CrossAmerica’s real estate business to its retail sites.

Motor Fuel Suppliers
Independent Grocery and Merchandise Suppliers
Wholesale Fuel Business
Independent Dealers
DMS
Lessee Dealers
Commission Sites
CrossAmerica Company Operated Convenience Stores
CST's U.S. Retail Segment (Nice N Easy and Landmark only)
Real Estate Activities
CrossAmerica

For the year ended December 31, 2016, our CrossAmerica segment distributed motor fuel through the following customer groups:

•	Independent dealers—CrossAmerica contracts to exclusively distribute motor fuel to the dealer. The dealer owns the property, all motor fuel and convenience store inventory.

•
DMS—sites owned or leased by CrossAmerica and operated by DMS, where CrossAmerica owns or leases the property and then leases or subleases the site to DMS. CrossAmerica collects rent income from DMS and DMS owns all motor fuel and convenience store inventory and owns retail motor fuel profits and convenience store profits.

•
Lessee dealers—sites owned or leased by CrossAmerica and operated by lessee dealers, where CrossAmerica owns or leases the property and then leases or subleases the site to a dealer. The dealer owns all motor fuel and convenience store items and retains retail motor fuel profits and convenience store profits.

•
Commission sites—sites owned or leased by CrossAmerica and operated by commission agents, where CrossAmerica owns or leases the site to the commission agent, who pays rent to CrossAmerica and operates all the non-fuel related operations at the sites for its own account. CrossAmerica owns the motor fuel inventory at the sites and generates revenue from the retail sale of motor fuel to the end customer. CrossAmerica pays the commission agent a commission for each gallon of motor fuel sold at the site.

•	Company operated retail sites—convenience stores owned or leased and operated by CrossAmerica.

•	CST’s U.S. Retail Segment (Nice N Easy and Landmark)—43 sites operated by CST, all of which are owned by CrossAmerica.
CrossAmerica also generates revenues through leasing or subleasing real estate (real estate activities). CrossAmerica owns or leases real and personal property and it leases or subleases to tenants, the substantial majority of which are wholesale customers as described above. Approximately 57% of the sites to which CrossAmerica distributes motor fuel are owned or leased by CrossAmerica. In addition, CrossAmerica has agreements requiring the operators of these sites to purchase motor fuel from CrossAmerica.
Market and Industry Trends
We operate within the large and growing convenience store industry, which is highly fragmented. We believe we benefit from several key market and industry trends and characteristics, including:

•	“small box” retailers, such as convenience stores, meet consumers’ demand for speed and convenience in daily shopping needs;

•	continuing shift of consumer food and general merchandise purchases away from traditional supermarkets and QSRs to convenience stores, hypermarkets and drug stores;

•	changing consumer demographics and eating patterns resulting in more food consumed away from home;

•	highly fragmented nature of the industry providing larger chain operators with significant scale advantage; and

•	continued opportunities to compete more effectively and grow through acquisitions as a result of continued industry consolidation.
Supplier Arrangements
Merchandise Supply
We have strong relationships with merchandise suppliers resulting from our high volume purchases, allowing us to negotiate preferred prices. Through our distribution center and private label products, we believe we have a strategic advantage over our peers in terms of product knowledge and pricing.
Motor Fuel Supply
Under the Valero Fuel Supply Agreements and the Petroleum Product Supply Agreement in Canada, we purchase a substantial portion of our motor fuel from Valero at “per-terminal,” market based prices.
CrossAmerica purchases branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded fuel suppliers.
We take legal title to the motor fuel when we receive it at the rack and generally arrange for a third-party transportation provider to take delivery of the motor fuel at the rack and deliver it to the appropriate retail sites in our network.
Competition
The convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our retail sites. We compete with other convenience store chains, independently owned retail sites, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Over the past ten years, several non-traditional retailers, such as dollar stores, supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some retailers in other channels are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and perception of safety.
CrossAmerica’s wholesale motor fuel distribution business competes with other motor fuel distributors, which is also highly competitive. CrossAmerica may encounter more significant competition if major integrated oil companies alter their current business strategies and decide to re-enter the wholesale motor fuel distribution business, thereby reducing and/or eliminating their need to rely on wholesale motor fuel distributors. In addition, independent dealers or sub-wholesalers may choose to purchase their motor fuel supplies directly from the major integrated oil companies in certain geographic regions. Major competitive factors for CrossAmerica include, among others, customer service, price and quality of service.
Seasonality
Our business exhibits substantial seasonality due to the concentration of our retail sites in certain geographic areas, as well as changes in consumer behaviors during different seasons. In general, sales volumes and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.
Trade Names, Service Marks and Trademarks
Our U.S. Retail and Canadian Retail segments sell motor fuel primarily under the Valero and Diamond Shamrock brands in the U.S. and primarily under the Ultramar brand in Canada, all of which are trademarks owned by Valero. The Valero Fuel Supply Agreements contain customary language granting us the right of non-exclusive use of the Valero-owned trademarks throughout the terms of those agreements. The fuel supply agreements in Canada provide for exclusive use of the Ultramar trademarks.
The Corner Store trademark and a number of other registered trademarks and service marks used in this annual report are the sole property of CST or its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this Form 10-K is owned by such company.
CrossAmerica is a wholesale distributor of motor fuel for various major integrated energy companies and is licensed to resell/market motor fuel under their respective motor fuel brands.
We are not aware of any facts that would negatively affect our continuing use of any trademarks, trade names or service marks.
Environmental Laws and Regulations
We are subject to extensive federal, provincial, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated financial statements included elsewhere in this annual report.
Employees
As of December 31, 2016, we employed 10,700 persons in our U.S. Retail segment, of which approximately 62% were full-time employees. Approximately 93% of our U.S. employees work in our retail sites and 7% work in our corporate or field offices.
As of December 31, 2016, we employed 3,711 persons in our Canadian Retail segment, of which approximately 60% were full-time employees. Approximately 85% of our Canadian employees work in our retail sites and 15% work in our corporate or field offices.
The General Partner manages the operations and activities of CrossAmerica. Pursuant to the Amended Omnibus Agreement, employees of CST provide management services to CrossAmerica. As of December 31, 2016, pursuant to the Amended Omnibus Agreement, 87 employees of CST provide management services to CrossAmerica.
As of December 31, 2016, CrossAmerica employed 744 persons who provide services to its retail operations.

RISK FACTORS
If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. Also, please read “Cautionary Statement For the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” included elsewhere in this Form 10-K.
Risks Relating to Our Pending Merger Agreement
Risks associated with the pending Merger may adversely affect our business, financial performance and stock price. Potential risks and uncertainties related to the Merger include, among others:

•
the inability to consummate the Merger in a timely manner or at all, including due to the inability to obtain or delays in obtaining the necessary regulatory approvals, or satisfaction of other conditions to the closing of the Merger;

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

•
limitations on the operation and management of the business due to the interim operating covenants in the Merger Agreement including the payment of dividends and issuance or repurchases of common stock (other than for equity plans of the Company); and

•	other risks detailed in our Definitive Proxy Statement filed with the SEC on October 11, 2016.
Failure to comply with the covenants and agreements in the Merger Agreement may adversely affect our business, financial performance and stock price. The Merger Agreement contains covenants and agreements, including, among others:

•	conduct of the business pending the Merger;

•	access to our facilities;

•	no solicitation of alternative proposals;

•	financing of the Merger;

•	employee matters;

•	efforts to complete the Merger;

•	indemnification and insurance;

•	coordination on litigation; and

•	public announcements relating to the Merger.
Risks Relating to Our Industry and Our Business
Volatility in crude oil and wholesale motor fuel costs, seasonality in those costs and seasonality in motor fuel sales volumes and merchandise sales affect our operating results and cash flows.
For the year ended December 31, 2016, motor fuel revenue accounted for 77% of total revenues and motor fuel gross profit accounted for 43% of total gross profit. The retail sales prices for our motor fuel are substantially impacted by the price we pay for wholesale motor fuel. Wholesale motor fuel costs are directly related to the price of crude oil and are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. or Canadian dollars relative to other foreign currencies, particularly those of oil producing nations, could significantly affect crude oil prices and, consequently, wholesale motor fuel costs. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, interruptions of fuel production at oil refineries, sustained increase or decrease in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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
In certain areas where our retail sites are located, provincial, state or local laws limit the retail sites’ hours of operation or restrict the sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Moreover, in some markets, we are subject to price regulation on products such as gasoline, heating oil, milk, beer and wine. Failure to comply with these laws could adversely affect our revenues and results of operations because these provincial, state and local regulatory agencies have the power to revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties. Moreover, these laws may impact our sales volumes in general, as customers who purchase certain products such as alcoholic beverages typically buy other products when they shop. Laws that curtail the consumer’s ability to buy certain products at our retail sites may curtail consumer demand for other products that we sell.
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
Further, U.S. health care reform legislation requires us to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, and has increased our costs.
Any changes in the laws or regulations described above that are adverse to us, our operations, or our properties could affect our operating and financial performance. In addition, new regulations are proposed from time to time which, if adopted, could have a material adverse effect on our operating results and financial condition.
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
We are subject to extensive environmental laws and regulations regulating USTs and vapor recovery systems. Compliance with existing and future environmental laws regulating such tanks and systems may require significant expenditures. In the U.S., we pay fees to state “leaking UST” trust funds in states where they exist. These state trust funds are expected to pay or reimburse us for remediation expenses related to contamination associated with USTs subject to their jurisdiction. Such payments are always subject to a deductible paid by us, specified per incident caps and specified maximum annual payments, which vary among the funds. Additionally, such funds may have eligibility requirements that not all of our sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which could materially, adversely affect our financial condition and results of operations. We can make no assurance that these funds or responsible third parties are or will continue to remain viable. See Note 14 of the notes to consolidated financial statements included elsewhere in this Form 10-K under the caption “Litigation Matters” for a discussion of certain allegations made against us related to the remediation activities of USTs.
Motor fuel operations present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire. We regularly monitor our facilities for environmental contamination and record liabilities on our financial statements to cover potential environmental remediation and compliance costs when probable to occur and reasonably estimable. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with any environmental regulations or an increase in regulations could materially and adversely affect our operating results and financial condition.

Severe or unfavorable weather conditions in the regions in which we operate could adversely affect our business.
Our retail sites are located in regions throughout the U.S. and Canada, with a concentration of company operated retail sites in Texas and Quebec. Certain regions are susceptible to certain severe weather events, such as hurricanes, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance may also affect our business, financial condition and results of operations.
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
Additionally, our expectations regarding financial performance are based on our new retail sites opening on expected dates. It is possible that events such as construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants or accidents could delay planned new convenience store openings beyond their expected dates or force us to abandon planned openings altogether.
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
ExxonMobil, BP and Motiva (Shell) collectively supplied approximately 79% of CrossAmerica’s motor fuel purchases in 2016. CrossAmerica purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business.
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

Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. Additionally, if Valero experienced a major accident or event that resulted in adverse publicity for Valero, we could be similarly affected because Valero supplies substantially all of our motor fuel. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies. Please see Note 14 of the notes to the consolidated financial statements included elsewhere in this Form 10-K.
The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
We store motor fuel in storage tanks at our retail sites. Additionally, we transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in storing and transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition and results of operations.
We depend on transportation providers for the transportation of substantially all of our motor fuel. Thus, a change of providers or a significant change in our relationship with any of these providers could have a material adverse effect on our business.
Substantially all of the motor fuel we distribute is transported from motor fuel terminals to gas stations by third party carriers. A change of transportation providers, a disruption in service or a significant change in our relationship with any of these transportation carriers could have a material adverse effect on our business and results of operations.
We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.
Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reformulated fuels mandates, reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.
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
A significant portion of our sales are made in Canada. In our consolidated financial statements, we translate the local currency financial results of our Canadian Retail segment into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, at a constant level of business, our reported Canadian revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
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
CST has a significant amount of debt. As of December 31, 2016, we had $1.0 billion of total debt (excluding CrossAmerica debt) and $344 million of availability under the CST revolving credit facility. Our overall leverage and the terms of our financing arrangements could:

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
Our ability to make scheduled payments on, or to refinance, our debt obligations depends, in part, on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, commodity risks and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreement relating to our senior credit facilities and the indenture governing our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we breach our covenants under our senior credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facilities, and the lenders could exercise their rights and we could be forced into bankruptcy or liquidation.
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
The indenture governing CST’s senior notes and the agreement governing its senior credit facilities restricts its ability to, among other things:

•	incur, assume or guarantee additional indebtedness or issue certain preferred stock;

•	declare or pay dividends, redeem, repurchase or retire our capital stock or subordinated indebtedness or make other distributions to stockholders;

•	make certain types of investments above certain levels;

•	limit the amount of capital expenditures we may make in any calendar year;

•	create liens or use assets as security in other transactions or grant negative pledges;

•	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

•
consolidate or merge with or into, or sell, transfer, lease or dispose of all or substantially all of our assets to, another person (unless permitted under an exception as defined in the senior secured revolving credit facility or certain conditions exist as defined in the indenture governing the senior notes);

•	enter into transactions with affiliates;

•	designate unrestricted subsidiaries; and

•	enter into new lines of business.
In addition, the agreement governing CST’s senior credit facilities contains various financial covenants that require it to maintain a maximum total lease adjusted leverage ratio of 3.50 : 1.00 and a minimum fixed charge coverage ratio of 1.30 : 1.00. Such restrictions may limit its ability to successfully execute its business plans, which may have adverse consequences on our operations.
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
The operating and financial restrictions and covenants in CrossAmerica’s credit agreement and any future financing agreements could adversely affect its ability to finance future operations or capital needs or to engage, expand or pursue its business activities. CrossAmerica’s credit agreement may restrict its ability to:

•	make distributions if any potential default or event of default occurs;

•	incur additional indebtedness, including the issuance of certain preferred equity interests, or guarantee other indebtedness;

•	grant liens or make certain negative pledges;

•	make certain advances, loans or investments;

•	make any material change to the nature of its business, including mergers, consolidations, liquidations and dissolutions;

•	make certain capital expenditures in excess of specified levels;

•	acquire another company;

•	enter into a sale-leaseback transaction or certain sales or leases of assets;

•	enter into certain affiliate transactions; or

•	make certain repurchases of equity interests.
CrossAmerica is required to maintain a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of greater than or equal to 2.75 : 1.00. The total leverage ratio covenant is 5.00 : 1.00 for the three quarters following a material acquisition (as defined in the credit facility).
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

Risks Relating to CST’s Common Stock
The market price of our common stock may fluctuate.
We cannot predict the prices at which our common stock may trade in the future. Under the terms of the Merger Agreement, Couche-Tard will acquire all of the common stock of CST for $48.53 per share in cash. The factors described in these “Risk Factors” and elsewhere in this Form 10-K could influence the market price of our common stock.
We are precluded from paying dividends on our common stock under the Merger Agreement.
The Merger Agreement also prohibits, among other things, us from declaring and paying quarterly cash dividends between August 21, 2016 and completion of our Merger.
Risks Relating to CrossAmerica
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
Our ownership of all of the IDRs in CrossAmerica entitles us to receive specified percentages of the amount of cash distributions made by CrossAmerica to its limited partners only in the event that CrossAmerica distributes more than $0.5031 per unit for such quarter. CrossAmerica’s quarterly distribution for the fourth quarter of 2016 was $0.6125 per common unit. If CrossAmerica were to reduce its quarterly distribution to a level at or below $0.5031 per unit, our IDRs would not receive any distributions.
Our IDRs entitle us to receive increasing percentages, up to 50%, of all cash distributed by CrossAmerica. Because CrossAmerica’s distribution rate is currently above the first target cash distribution level on the IDRs, our marginal percentage in CrossAmerica’s distributions is at 25%. CrossAmerica distributed $3 million and $1 million to us with respect to the IDRs during the years ended December 31, 2016 and 2015. There is no guarantee that CrossAmerica’s financial performance will allow it to increase its quarterly distributions beyond the thresholds required to achieve higher marginal percentages of distributions to our IDRs. Further, any reduction in quarterly cash distributions from CrossAmerica would have the effect of disproportionately reducing the distributions that we receive from CrossAmerica based on our IDRs as compared to the other limited partners in CrossAmerica.
If CrossAmerica’s unitholders remove the General Partner, we would lose our General Partner interest in CrossAmerica and the ability to manage CrossAmerica.
We currently manage CrossAmerica through our ownership interest in the General Partner. CrossAmerica’s partnership agreement, however, gives unitholders of CrossAmerica the right to remove the General Partner upon the affirmative vote of holders of 66⅔% of CrossAmerica’s outstanding units, voting as a single class. If the General Partner is removed as General Partner of CrossAmerica, it loses its ability to manage CrossAmerica. As of February 24, 2017, we own approximately 19.8% of the outstanding units in CrossAmerica and, pursuant to a voting agreement with an affiliate of Joseph V. Topper, Jr., have voting control over an additional approximately 23.0% of the units of CrossAmerica. As a result, we currently have the power to effectively prevent the removal of the General Partner.
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
Risks Relating to the Spin-Off
Valero agreed to indemnify us for certain liabilities, and we agreed to indemnify Valero for certain liabilities. If we are required to act on these indemnities to Valero, we may need to divert cash to meet those obligations, and our financial results could be negatively impacted. In the case of Valero’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or as to Valero’s ability to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and other agreements with Valero, Valero agreed to indemnify us for certain liabilities, and we agreed to indemnify Valero for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Valero are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature to Valero of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Valero has agreed to retain. Further, there can be no assurance that the indemnity from Valero will be sufficient to protect us against the full amount of such liabilities, or that Valero will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Valero any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, cash flows, results of operations and financial condition.

We are subject to continuing contingent liabilities of Valero.
There are several significant areas where the liabilities of Valero may become our obligations. For example, under the Code, and the related rules and regulations, each corporation that was a member of the Valero consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Valero consolidated tax reporting group for that taxable period. In connection with the spin-off, we entered into a Tax Matters Agreement with Valero that allocated the responsibility for prior period taxes of the Valero consolidated tax reporting group between us and Valero. However, if Valero is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
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

PROPERTIES
We own a distribution warehouse with adjoining office facilities located in San Antonio. These facilities allow us to consolidate our distribution center with our corporate service center office space. The warehouse has approximately 426,000 square feet of space, of which we use approximately 249,000 and lease the remainder. The office facilities have approximately 147,000 square feet of office space.
We own a 90,000 square-foot distribution center in Alma, Georgia.
We believe that our properties and retail sites are generally adequate for our operations and that our retail sites are maintained in a good state of repair.
U.S. Retail Segment
The following table provides the number of our retail sites in the U.S. Retail Segment by state as of December 31, 2016:

Number of retail sites
Texas	677
Georgia	152
Colorado	137
Arizona	60
New Mexico	36
New York	32
Louisiana	30
Arkansas	26
Florida	15
Oklahoma	2
Total	1,167
The following table provides a history of our U.S. retail sites opened (reflected as NTIs below), acquired and closed or divested for the last three years:

	Year Ended December 31,
	2016	2015	2014
Number at beginning of period	1,049	1,021	1,036
NTIs	38	31	28
Acquisitions	165	22	32
Closed or divested	(85)	(25)	(75)
Number at end of period	1,167	1,049	1,021
In our normal course of business, we evaluate our retail sites for profitability and the costs of maintaining these sites in our store portfolio. As such, it is customary to have store closures and divestitures occur each year. In 2014, we conducted a more in-depth network optimization program and identified certain sites that were candidates for divestiture as a result of being smaller and less profitable than the average retail sites in our network. We divested all of these sites by the third quarter of 2015. In July 2016, CST consummated the sale of all 79 stores in the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc.

Canadian Retail Segment
The following table provides the number and type of our Canadian retail sites by region as of December 31, 2016:

Region	Convenience Stores	Commission Sites	Cardlock	Total
Québec	202	291	39	532
Ontario	35	119	17	171
Maritimes(a)	53	50	11	114
Newfoundland and Labrador	24	38	5	67
Total	314	498	72	884

(a)	Includes the provinces of Nova Scotia, New Brunswick and Prince Edward Island.
The following table provides a history of our Canadian retail sites acquired, opened (reflected as NTIs below), closed, divested or de-branded for the last three years:

	Year Ended December 31,
	2016	2015	2014
Number at beginning of period	869	861	846
NTIs	12	11	10
Acquisitions and new dealers(a)	18	14	18
Closed, divested or de-branded(b)	(15)	(17)	(13)
Number at end of period	884	869	861

(a)	Includes one cardlock site each that were built in 2016 and 2015 and one store that was re-opened in December 2014 after being closed in 2013.

(b)
“De-branded” is a term we use to refer to commission sites where our relationship with the operators of those retail sites is not renewed. Amounts include one, two, and two cardlock closures in 2016, 2015 and 2014, respectively.

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
CrossAmerica Segment
The following table shows the aggregate number of sites CrossAmerica owned or leased by customer group at December 31, 2016:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	227	241	468	53%
Independent dealers	—	—	—	—
CST	74	—	74	8%
DMS	90	78	168	19%
Commission sites	45	55	100	11%
Company operated	65	11	76	9%
Total(a)	501	385	886	100%
(a) This amount excludes 403 independent dealer sites and includes 28 closed sites and 71 sites where CrossAmerica only collects rent.
CrossAmerica conducts business at sites located in Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

The following table provides a history of CrossAmerica sites acquired, converted to dealer or sold during 2016:

	Lessee Dealers	CST	DMS	Commission Sites	Company Operated	Total
Number at beginning of period	337	74	207	73	116	807
Acquired	57	—	—	1	37	95
Changes between customer groups	85	—	(33)	24	(76)	—
Sold	(4)	—	—	(1)	—	(5)
Other	(7)	—	(6)	3	(1)	(11)
Number at end of period(a)	468	74	168	100	76	886
(a) This amount excludes 403 independent dealer sites and includes 28 closed sites and 71 sites where CrossAmerica only collects rent.
The CrossAmerica principal executive offices are in Allentown, Pennsylvania in approximately 27,000 square feet of leased office space.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part II, Item 8 of this Form 10-K included in Note 14 of the notes to the consolidated financial statements under the caption “Litigation Matters”.

PART II - OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
As of February 24, 2017, we had 75,786,728 shares of our common stock issued and outstanding and approximately 5,100 shareholders of record. Our common stock trades on the NYSE under the symbol “CST.”
The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE, and quarterly cash dividends declared per share. The last reported sales price of our common stock on the NYSE on February 24, 2017 was $48.35 per share.

	Common Stock Price Range		Cash Dividends Declared Per Share
	High	Low
2015
First Quarter	$45.25	$40.32	$0.0625
Second Quarter	$44.87	$38.60	$0.0625
Third Quarter	$40.21	$32.61	$0.0625
Fourth Quarter	$40.99	$32.28	$0.0625
2016
First Quarter	$41.40	$29.73	$0.0625
Second Quarter	$45.28	$36.02	$0.0625
Third Quarter	$48.31	$42.32	$—
Fourth Quarter	$48.43	$47.83	$—
We paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013 through the quarter ended June 30, 2016. The Merger Agreement prohibits, among other things, us from declaring and paying quarterly cash dividends between August 21, 2016 and completion of our Merger. Our indebtedness also restricts our ability to pay dividends. It is uncertain that we will pay dividends in the future at previous levels or at all. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5
June 30, 2016	June 30, 2016	July 15, 2016	$0.0625	$5
Issuer Purchases of Equity Securities
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. We did not repurchase any of our common stock during the year ended December 31, 2016 and have $114 million remaining under the plan. The Merger Agreement prohibits CST from making any further repurchases of CST common stock.

The following table contains information about CST’s shares withheld in connection with exercise proceeds and withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1-31, 2016	837	$47.97	—	$114,390,897
November 1-30, 2016	512	$48.16	—	$114,390,897
December 1-31, 2016	25,569	$48.18	—	$114,390,897
Total	26,918		—	$114,390,897
Through February 24, 2017, we have repurchased 2,094,227 shares totaling $85.6 million under this program.
CST Purchases of CrossAmerica Common Units
On September 21, 2015, CST announced that the independent executive committee of the Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The CrossAmerica common unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion.
We made no purchases under the CrossAmerica common unit purchase program during the year ended December 31, 2016. From inception through December 31, 2016, we had purchased $20 million, or 804,667 common units, at an average price of $24.64 per common unit, which common units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. The Merger Agreement prohibits CST from making any further purchases of CrossAmerica common units.

Cumulative Stockholder Returns
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of CST’s filings under the Securities Act or the Exchange Act, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Index and an index of direct peer companies (that we selected) for the period commencing May 2, 2013 (the day our common stock began trading on the NYSE) and ending December 31, 2016.
The S&P 500 Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. Our peer group consisted of the following six companies: Casey’s General Stores, Inc. (CASY), Alimentation Couche-Tard Inc. (ATD-B.TO), Murphy U.S.A., Inc. (MUSA), Travel Centers of America, L.L.C. (TA), Sunoco LP (SUN) and Global Partners LP (GLP). In 2013, we included Susser Holdings Corporation (SUSS) and Pantry, Inc. (PTRY) in our peer group. During 2014, SUSS was acquired and is no longer publicly traded and has been retroactively removed from our peer group. On December 18, 2014, ATD-B.TO and PTRY announced the signing of a definitive merger agreement, which closed in 2015. As such, PTRY has been retroactively removed from our peer group.
The graph and the following table depicts the results of investing $100 in our common stock, the S&P 500 Index and our peer group at closing prices on May 2, 2013, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016 and assumes the reinvestment of dividends.

	May 2, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
CST Common Stock	$100.00	$122.05	$145.97	$131.81	$162.65
Peer Group	$100.00	$112.30	$162.05	$152.65	$147.00
S&P 500 Index	$100.00	$118.52	$134.73	$136.61	$153.00

ITEM 6. SELECTED HISTORICAL CONDENSED CONSOLIDATED AND CONDENSED COMBINED FINANCIAL DATA
The following selected financial data reflect the combined results of Valero’s retail business for periods prior to the Spin-off (May 1, 2013) and our consolidated results for periods after the Spin-off, and include CrossAmerica effective October 1, 2014 as a result of the GP Purchase and the IDR Purchase. We derived the selected consolidated and combined income statement data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015, from the consolidated financial statements included elsewhere in this Form 10-K. We derived the selected combined income statement data for the year ended December 31, 2013 and 2012, and the selected consolidated and combined balance sheet data as of December 31, 2014, 2013 and 2012, from the consolidated and combined financial statements of CST, which are not included in this Form 10-K.
To ensure a full understanding, you should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included elsewhere in this Form 10-K.
The financial data below are presented in millions.

	Year Ended December 31,
	2016	2015	2014 (b)	2013(a)	2012
Operating revenues	$11,106	$11,455	$12,754	$12,777	$13,135
Gross profit	1,440	1,394	1,273	1,097	1,133
Operating income	536	267	328	238	313
Interest expense	(67)	(58)	(45)	(27)	(1)
Consolidated net income	304	139	180	139	208
Net income attributable to CST stockholders	324	149	200	139	208
Basic earnings per common share	$4.26	$1.95	$2.63	$1.84	$2.76
Diluted earnings per common share	$4.24	$1.95	$2.63	$1.84	$2.76
Dividends declared per common share	$0.125	$0.250	$0.250	$0.125	$—

	December 31,
	2016	2015	2014(b)	2013(a)	2012
Total assets	$4,360	$3,840	$3,606	$2,286	$1,732
Debt and capital lease obligations, less current portion	1,427	1,290	1,204	989	4
Total stockholders’ equity / net investment	1,779	1,545	1,555	627	1,270

(a)
The Spin-off resulted in material changes to our consolidated and combined financial statements as of and for the year ended December 31, 2013. See our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of these changes.

(b)	The GP Purchase and IDR Purchase resulted in material changes to our consolidated financial statements. See Note 3 included elsewhere in this Form 10-K for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, Items 1., 1A. and 8. (which includes our consolidated financial statements) included elsewhere in this Form 10-K.
MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•	Recently Acquired Retail Sites—This section describes our operating model related to recently acquired convenience store operations.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the years ended December 31, 2016, 2015 and 2014 and an outlook for our business.

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
Changes in our average motor fuel selling price per gallon and gross margin for the years ended December 31, 2016, 2015 and 2014 were directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately 40% of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel declines. A change in gross profit margin of $.01 per gallon affects our gross profit margin by approximately $20 million in our U.S. Retail segment and approximately $10 million in our Canadian Retail segment (on an annualized basis).

Historically, the volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the thirty-six months ended December 31, 2016:
(a) Represents the average monthly spot price per barrel during the periods presented for WTI and Brent crude oil. One barrel represents 42 gallons (source: EIA.gov).

(b)	Represents the average monthly spot price per gallon during the periods presented for GCC gasoline and NYHC gasoline (source: EIA.gov).

The following graph shows the volatility of wholesale motor fuel prices and the impact on our U.S. Retail and Canadian Retail segments’ gross profits for the thirty-six months ended December 31, 2016 (U.S. Retail and Canadian Retail CPG gross profits):

(a)	Represents the average monthly spot price per gallon during the periods presented for GCC gasoline and NYHC gasoline (source: EIA.gov).
CrossAmerica
As discussed above, our U.S. Retail and Canadian Retail segments typically experience lower motor fuel gross profits in periods when the wholesale cost of motor fuel is increasing, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel is decreasing. As it relates to its retail operations, CrossAmerica generally experiences similar effects on its gross profits from wholesale motor fuel price changes.
The prices paid to CrossAmerica’s motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. CrossAmerica receives a fixed mark-up per gallon on approximately 87% of gallons sold to its wholesale customers. The remaining gallons are primarily DTW priced contracts with its other wholesale customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Alternatively, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
Regarding CrossAmerica’s supplier relationships, a majority of CrossAmerica’s total gallons purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, CrossAmerica’s gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on CrossAmerica’s current volumes, we estimate a $10 per barrel change in the price of crude oil would impact CrossAmerica’s overall annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.
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
Recently Acquired Retail Sites
When we acquire wholesale fuel and convenience store operations, we generally do not have a predetermined operating or ownership model for these businesses. Acquisitions can be done by CST or CrossAmerica separately or jointly, with wholesale fuel supply operations generally acquired by CrossAmerica and convenience store operations generally acquired by CST. The Merger Agreement prohibits, among other things, CST from acquiring tangible and intangible properties or assets between August 21, 2016 and completion of the Merger. Subsequent to an acquisition, we have an integration team that evaluates the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail site operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer-term operation by CrossAmerica. All retail sites we acquire are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired retail sites are suitable to be converted and integrated into CST’s core store operating model. We believe it is necessary to differentiate the operating performance between core and non-core stores when presenting our operating statistics because non-core stores are not necessarily reflective of our core business practices. Key differentiating factors include the following:

•
Non-core merchandising strategies are often legacy strategies of the former owner, which may be different from our core store merchandising strategies, including the offering of our proprietary products and food programs.

•	Non-core retail sites are independently managed by our integration team whereas our President of Retail Operations oversees all core store operations.

•	Non-core motor fuel pricing, merchandise supply and labor strategies may be different from our core business.
The following is a rollforward of our non-core retail sites in our U.S. Retail segment and company operated retail sites in our CrossAmerica segment:

	Year Ended December 31, 2016
	U.S. Retail	CrossAmerica	Total
Beginning of period	—	116	116
Acquisitions	165	37	202
Conversion to core site (a)	(165)	—	(165)
Dealer conversions(b)	—	(77)	(77)
End of period	—	76	76
(a) Effective April 1, 2016, the 165 retail sites acquired February 1, 2016 in the Flash Foods acquisition are included in our U.S. Retail Segment’s core-store operations. The retail sites acquired by CrossAmerica in the Franchised Holiday Stores and State Oil Assets acquisitions are included in CrossAmerica’s retail operations.
(b) Includes one QSR where CrossAmerica collects rent but does not supply motor fuel. During the year ended December 31, 2016, CrossAmerica converted 77 company operated retail sites to third party dealer operated stores. As of December 31, 2016, CrossAmerica continues to operate 76 retail sites (including three company operated liquor stores) from its recent acquisitions.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated income statements are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Operating revenues	$11,106	$11,455	$12,754
Cost of sales	9,666	10,061	11,481
Gross profit	1,440	1,394	1,273
Operating expenses:
Operating expenses	839	752	687
General and administrative expenses	157	175	140
Depreciation, amortization and accretion expense	257	209	147
Asset impairments	2	1	3
Total operating expenses	1,255	1,137	977
Gain on sale of assets, net	351	10	32
Operating income	536	267	328
Other income, net	11	18	6
Interest expense	(67)	(58)	(45)
Income before income tax expense	480	227	289
Income tax expense	176	88	109
Consolidated net income	304	139	180
Net loss attributable to noncontrolling interests	20	10	20
Net income attributable to CST stockholders	$324	$149	$200
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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Results
Operating revenues increased $834 million and gross profit increased $114 million as a result of the acquisition of Flash Foods, which was completed on February 1, 2016. Operating revenues declined by $301 million and gross profit declined by $24 million related to the sale of all 79 retail sites in California and Wyoming.
Excluding the effects of the Flash Foods acquisition and the California and Wyoming retail site divestitures, operating revenues declined $882 million, while gross profit declined $45 million.
Operating revenues
Significant items impacting these results (excluding Flash Foods and the divestiture of the California and Wyoming retail sites) were:

•	A $284 million decrease in our U.S. Retail segment operating revenues primarily attributable to:

◦
A decrease in the retail price per gallon of motor fuel that we sold as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	An increase in motor fuel gallons sold, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Our merchandise and services revenues increased primarily from our expanded core network, as more fully described below under the heading “Segment Results—U.S. Retail.”
•A $232 million decline in our Canadian Retail segment operating revenues primarily attributable to:

◦
A decline of $89 million in operating revenues due to the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.75 during 2016, and equal to U.S. $0.78 during 2015, representing a decrease in value of 4%.

◦	A decrease in the retail price of our motor fuel as a result of a decline in wholesale gasoline prices, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	Partially offsetting this decline was an increase in the volume of motor fuel we sold as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	Further offsetting the decline were improvements in merchandise and services revenues as more fully described below under the heading “Segment Results—Canadian Retail.”

•
A $355 million decline in our CrossAmerica operating revenues primarily as a result of a decline in motor fuel and merchandise and services revenues, partially offset by increased volumes as a result of recent acquisitions as more fully described below under the heading “Segment Results—CrossAmerica.”

Cost of sales
Cost of sales increased $442 million as a result of the acquisition of Flash Foods and net of the divestiture of the California and Wyoming retail sites.
Excluding the effects of Flash Foods and the divestiture of the California and Wyoming retail sites, cost of sales declined $837 million.
Excluding Flash Foods, and net of the divestiture of the California and Wyoming retail sites, the decline in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the decline.
Operating expenses
Operating expenses increased $63 million as a result of the acquisition of Flash Foods and net of the divestiture of the California and Wyoming retail sites.

Excluding the effects of Flash Foods and the divestiture of the California and Wyoming retail sites, operating expenses increased by $22 million primarily due to our expanded core network, partially offset by declines in our CrossAmerica segment, as more fully described below. Additionally, we recorded approximately $2 million of severance costs during the third quarter of 2016 primarily related to the sale of our California and Wyoming convenience store operations as more fully described in Note 3.
General and administrative expenses
Excluding the effects of Flash Foods, general and administrative expenses were down $22 million primarily as a result of declines in CrossAmerica’s general and administrative expenses from the integration of prior year acquisitions resulting in the elimination and reduction in duplicative administration costs as well as headcount reductions, partially offset by an increase of $8 million in merger related expenses and legal and professional fees associated with discrete projects in the current year.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $26 million related to the acquisition of Flash Foods and net of the divestiture of the California and Wyoming retail sites.
Excluding the effects of Flash Foods and net of the divestiture of the California and Wyoming retail sites, depreciation, amortization and accretion expense increased $22 million mainly due to our NTIs. We opened 38 NTIs in the U.S. and 12 NTIs in Canada in 2016.
Gain on sale of assets, net
The gain recognized during 2016 primarily relates to the sale of our California and Wyoming convenience store operations as more fully described in Note 3.
Income tax expense
Income tax expense, including CrossAmerica, increased $88 million, primarily as a result of the gain on the sale of our California and Wyoming retail sites. Our effective income tax rate was 37% for the year ended December 31, 2016 compared to an effective rate of 39% for the year ended December 31, 2015. This decrease in our effective income tax rate was due primarily to withholding taxes incurred in 2015 related to the distribution of property from our Canadian subsidiary. CST’s effective tax rate, excluding CrossAmerica, was 36% for the year ended December 31, 2016 compared to 39% for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Results
Operating revenues increased $1.6 billion and gross profit increased $133 million from the acquisition of CrossAmerica, which was completed on October 1, 2014.
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

•	Excluding the effects of foreign currency translation changes, our operating revenues decreased $856 million. This decrease was primarily attributable to:

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

◦	An increase in our merchandise sales of $26 million primarily from an increase in NTIs as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	A decline of $101 million primarily related to our business and home energy operations due to a decline in retail motor fuel prices as a result of a decline in wholesale prices.
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

Operating expenses
Operating expenses increased $55 million from the acquisition of CrossAmerica.
Excluding the effects of CrossAmerica, operating expenses increased by $20 million primarily due to an increase of $44 million related to our NTIs and the acquisitions of Nice N Easy and the Landmark retail sites, which was partially offset by a $24 million decline in operating expenses primarily from the foreign exchange effects of the weakening of the Canadian dollar relative to the U.S. dollar.
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
Gain on sale of assets, net
During the year ended December 31, 2015, CrossAmerica recognized a gain of $3 million primarily related to the sale of individual sites. Additionally, we completed the sale of 25 retail sites in our U.S. Retail segment in 2015 primarily related to our previously announced network optimization program and recognized a gain of $7 million.
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
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of retail sites, per site per day and per gallon amounts):

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Motor fuel	$4,431	$4,464	$6,085
Merchandise and services(a)	1,797	1,514	1,396
Other(b)	2	3	1
Total operating revenues	$6,230	$5,981	$7,482
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$331	$376	$383
Motor fuel–amounts attributable to CrossAmerica	(22)	(16)	—
Motor fuel–after amounts attributable to CrossAmerica	309	360	383
Merchandise and services(a)	607	497	460
Other(b)	2	2	1
Total gross profit	918	859	844
Operating expenses:
Operating expenses	578	482	438
Depreciation, amortization and accretion expense	129	96	90
Asset impairments	—	1	3
Total operating expenses	707	579	531
Gain on sale of assets, net	347	7	32
Operating income	$558	$287	$345

Core store operating statistics:(c)
End of period core stores	1,167	1,049	989
Motor fuel sales (gallons per store per day)	5,093	5,100	4,901
Motor fuel sales (per store per day)	$10,254	$11,844	$16,014

Motor fuel gross profit per gallon, net of credit card fees	$0.150	$0.195	$0.201
CST Fuel Supply wholesale profit attributable to CrossAmerica(e)	(0.009)	(0.006)	—
Motor fuel gross profit per gallon, net of credit card fees(d), (e)	$0.141	$0.189	$0.201

Merchandise and services sales (per store per day)(a)	4,161	3,991	3,655
Merchandise and services gross profit percentage, net of credit card fees(a)	33.8%	32.9%	33.0%

U.S. Retail (continued)

	Year Ended December 31,
	2016	2015
Company operated retail sites:
Beginning of period	1,049	1,021
NTIs opened	38	31
Acquisitions	165	22
Closed or divested	(85)	(25)
End of period	1,167	1,049
End of period non-core retail stores	—	—
End of period core retail stores	1,167	1,049

Core store same-store information(c),(f):
Company operated retail sites(g)	929	929
NTIs included in core same-store information(f)	76	76
Motor fuel sales (gallons per store per day)	4,943	4,977
Merchandise and services sales (per store per day)(a)	$4,141	$4,192
Merchandise and services gross profit percent, net of credit card fees(a)	33.9%	32.9%
Merchandise and services sales, ex. cigarettes (per store per day)(a)	$3,059	$3,076
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	39.9%	39.0%
Merchandise and services gross profit dollars(a)	$477	$467

Notes to U.S. Retail Statistical Table

(a)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and ATM fees.

(b)	Primarily consists of rental income.

(c)
Represents the portfolio of core retail stores and excludes recently acquired retail stores that are being integrated or are under performance evaluation to determine if they are: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer operated site, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All NTIs are core stores and, accordingly, are included in the core system operating statistics. For the period of February 1 to March 31, 2016, Flash Foods stores were classified as non-core. Effective April 1, 2016, the Flash Foods stores are included in the U.S. Retail Segment’s core-store operations.  Accordingly, their operations are excluded from the core system operating statistics for a portion of the year ended December 31, 2016.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating revenues increased $249 million, gross profit increased $59 million and operating expenses increased $96 million.
The results were driven by:
Operating revenues

•
Excluding the impact of our California and Wyoming retail site divestitures discussed below, we had an increase in motor fuel gallons sold of 19%, which increased motor fuel operating revenues by $748 million. The increase in motor fuel gallons sold resulted primarily from our expanded core network, which includes Flash Foods and NTIs.

•
Excluding the impact of our California and Wyoming retail site divestitures discussed below, our merchandise and services revenues increased $309 million. This increase was primarily a result of our expanded core network, which includes Flash Foods and NTIs.

•
Offsetting these increases was a decrease in the retail price per gallon of motor fuel that we sold, which contributed $564 million of the decrease to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline decreased to $1.33 per gallon during 2016 compared to $1.55 per gallon during 2015, representing a 14% decrease.

•
As a result of the divestiture of our convenience store operations in California and Wyoming, motor fuel operating revenues decreased by $217 million due to the decline in motor fuel gallons sold and merchandise and services revenues decreased $27 million.

Gross profit

•
Excluding the impact of our California and Wyoming retail site divestitures discussed below, our motor fuel gross profit increased $62 million due to an increase in the gallons of motor fuel that we sold from our expanded core network, which includes Flash Foods.

•
Our motor fuel gross profit decreased $89 million as a result of crude oil prices being more volatile during the second half of 2015 than the second half of 2016 and the resulting impact on our motor fuel gross margin. The daily spot price of WTI crude oil decreased approximately 35% during the last six months of 2015 compared to an increase of approximately 10% during the same period of 2016. See further discussion under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Excluding the impact of our California and Wyoming retail site divestitures discussed below, our merchandise and services gross profit increased $118 million. This increase was primarily from the contribution of the Flash Foods stores and from the contribution of our newly constructed NTIs.

•
As a result of the divestiture of our convenience store operations in California and Wyoming, motor fuel gross profits decreased by $16 million and merchandise and services gross profits decreased $8 million.

Operating expenses
Operating expenses increased $96 million as a result of our expanded core network, including the 38 NTIs opened in 2016 and the acquisition of Flash Foods.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $33 million as a result of our expanded core network, which includes Flash Foods and NTIs.
Gain on sale of assets, net
The gain recognized during 2016 primarily relates to the sale of our California and Wyoming convenience store operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating revenues declined $1.5 billion, or 20%, gross profit increased $15 million, or 2%, operating expenses increased $44 million, or 10%, and operating income declined $58 million, or 17%.
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

•
Partially offsetting the decline was an increase in motor fuel gallons sold of 2%, which increased motor fuel operating revenues by $134 million. The increase in motor fuel gallons sold resulted primarily from our NTIs and the acquisitions of Nice N Easy and the Landmark retail sites. Partially offsetting this increase was a decline in volume attributable to our recently divested retail sites.

•
Our merchandise and services revenues increased $120 million primarily as a result of our NTIs and the acquisitions of Nice N Easy and the Landmark retail sites as well as an overall increase in our same store merchandise sales. The increase in same store merchandise sales was the result of strategies designed to add business in the packaged beverage and dairy categories as well as continued development of our fresh food programs.

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

•
Also contributing to the decrease to motor fuel gross profit was the effect of wholesale fuel mark-up payments to CrossAmerica. As discussed in Note 13 included elsewhere in this Form 10-K, CST paid CrossAmerica $5 million related to fuel purchased under distribution agreements for Nice N Easy and Landmark retail sites and $11 million to CrossAmerica related to its investment in CST Fuel Supply.

•	Our merchandise and services gross profit increased $37 million primarily from our acquisitions and an increase in our same store sales.
Operating expenses
Operating expenses increased $44 million, primarily as a result of our acquisitions and the impact on rent expense from the NTI sale and lease backs with CrossAmerica as discussed in Note 3 included elsewhere in this Form 10-K.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $6 million as a result of our NTIs.
Gain on sale of assets, net
We completed the sale of 25 retail sites in 2015 primarily related to our previously announced network optimization program and recognized a gain of $7 million.

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

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Motor fuel	$2,568	$2,801	$3,957
Merchandise and services(a)	267	255	271
Other(b)	327	338	474
Total operating revenues	$3,162	$3,394	$4,702
Gross profit:
Motor fuel	$226	$225	$241
Merchandise and services(a)	83	80	84
Other(b)	58	60	68
Total gross profit	367	365	393
Operating expenses:
Operating expenses	217	212	236
Depreciation, amortization and accretion expense	42	39	38
Total operating expenses	259	251	274
Gain on sale of assets, net	4	—	—
Operating income	$112	$114	$119

Total retail sites (end of period):
Company operated retail sites (fuel and merchandise)	314	303	293
Commission sites (fuel only)	498	494	495
Cardlock (fuel only)	72	72	73
Total retail sites (end of period)	884	869	861

Average retail sites during the period:
Company operated retail sites (fuel and merchandise)	307	293	280
Commission sites (fuel only)	496	495	499
Cardlock (fuel only)	72	72	74
Average retail sites during the period	875	860	853

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,185	3,166	3,230
Motor fuel sales (per site per day)	$8,020	$8,918	$12,719
Motor fuel gross profit per gallon, net of credit card fees	$0.222	$0.227	$0.240

Company operated retail site statistics:
Merchandise and services sales (per site per day)(a)	$2,378	$2,406	$2,659
Merchandise and services gross profit percentage, net of credit card fees(a)	31.1%	30.9%	31.0%

Canadian Retail (continued)

	Year Ended December 31,
Company operated statistics(c)	2016	2015
Retail sites:
Beginning of period	303	293
NTIs opened	12	11
Acquisitions	—	—
Conversions, net(d)	2	3
Closed or divested	(3)	(4)
End of period	314	303

Average foreign exchange rate for $1 CAD to USD	0.75423	0.78284

Same-store information ($ amounts in CAD)(e), (f):
Company operated retail sites	286	286
NTIs included in same-store information	34	34
Motor fuel sales (gallons per site per day)	3,416	3,417
Merchandise and services sales (per site per day)(a)	$3,190	$3,076
Merchandise and services gross profit percent, net of credit card fees(a)	31.2%	31.2%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$1,720	$1,669
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	43.3%	43.1%
Merchandise and services gross profit dollars(a)	$104	$100

Commission agent and dealer statistics(c)
Retail sites:
Beginning of period	494	495
New dealers	17	13
Conversions, net(d)	(2)	(3)
Closed or de-branded	(11)	(11)
End of period	498	494

Same Site Information(f):
Commission agent and dealer retail sites	460	460
Motor fuel sales (gallons per site per day)	2,680	2,698
Notes to Canadian Retail Statistical Table

(a)	Includes the results from car wash sales, commissions from lottery and ATM fees.

(b)	Primarily consists of our business and home energy operations.

(c)
Company operated retail sites sell motor fuel and merchandise. The Company sells only motor fuel at commission agent and dealer sites. We do not currently distinguish between core and non-core stores in our Canadian Retail segment. All sites in our Canadian Retail segment are core stores.

(d)
Conversions represent stores that have changed their classification from commission sites to company-owned and operated or vice versa. Changes in classification result when we either take over the operations of commission sites or convert an existing company-owned and operated store to commission sites.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating revenues declined $232 million, gross profit increased $2 million, operating expenses increased $5 million, and operating income decreased $2 million.
Significant items impacting these results included:
Operating revenues

•
A decline of $89 million in operating revenues due to the foreign currency translation effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.75 during 2016, and equal to U.S. $0.78 during 2015, representing a decrease in value of 4%.

•	Excluding the effects of foreign currency translation changes, our operating revenues decreased $143 million. This decrease was primarily attributable to:

◦
A $266 million decrease in operating revenues primarily attributable to a decrease in the retail price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.39 per gallon during 2016, compared to $1.61 per gallon during 2015.

◦	Partially offsetting this decline was a $93 million increase attributable to a 3% increase in the volume of motor fuel we sold mainly related to the increase in the average number of retail sites.

◦
Further offsetting the decline was an increase in merchandise and services revenues of $28 million from an increase in the number of company operated retail sites as well as an increase in same-store sales of 3% attributable to growth in the grocery and packaged beverage business, as well as an increase in alcohol sales.

Gross profit

•	Our motor fuel gross profit increased $12 million driven by slight increases in both price and volume.

•
Our merchandise and services gross profit increased $9 million as a result of an increase in the number of company operated retail sites during 2016, resulting from NTI openings, as well as growth in same-store merchandise and services as discussed above.

•	The effects of foreign exchange were to decrease gross profit $18 million during 2016.
Operating expenses
Operating expenses increased $5 million primarily from an increase of 14 stores in the average number of company operated retail sites during 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating revenues declined $1.3 billion, or 28%, gross profit declined $28 million, or 7%, operating expenses declined $24 million, or 10%, and operating income declined $5 million, or 4%.
Significant items impacting these results included:
Operating revenues

•
A decline of $452 million in operating revenues due to the foreign currency translation effects of a weakening Canadian dollar relative to the U.S. dollar. On average, Canadian $1 was equal to U.S. $0.78 during 2015, and equal to U.S. $0.91 during 2014, representing a decrease in value of 14%.

•	Excluding the effects of foreign currency translation changes, our operating revenues decreased $856 million. This decrease was primarily attributable to:

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

◦	A decline of $101 million primarily related to our business and home energy operations due to a decline in retail motor fuel prices from a decline in crude oil prices.
Gross profit

•	The decrease in the value of the Canadian dollar relative to the U.S. dollar resulted in a $60 million gross profit decline.

•
Excluding the effects of foreign exchange, our motor fuel gross profit increased $24 million driven primarily by volatility in crude oil and wholesale motor fuel prices, as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit,” and our merchandise and services gross profit increase $6 million as a result of an increase in the number of company operated retail sites during 2015 resulting from NTI openings.

Operating expenses
Operating expenses declined $24 million primarily from the foreign exchange effects of a weakening Canadian dollar relative to the U.S. dollar. Excluding the effects of foreign exchange, operating expenses increased $10 million, primarily as a result of an increase in the number of company operated retail sites during 2015 compared to the same period of the prior year resulting from NTI openings.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica. CrossAmerica is presented excluding the accounting purchase price adjustments and before elimination of transactions with our U.S. Retail segment to be consistent with how our management reviews its results. The impact of the purchase accounting adjustments is to increase depreciation, amortization and accretion expense by $32 million, $26 million and $7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As discussed in Note 13 included elsewhere in this Form 10-K, transactions with our U.S. Retail segment consisted of a wholesale mark-up on purchased motor fuel, rent income and equity ownership interest in CST Fuel Supply. Additionally, CST provides management and corporate support services to CrossAmerica and charges CrossAmerica a management fee under the terms of the Amended and Restated Omnibus Agreement, as well as an allocation of certain incentive compensation. All transactions between our U.S. Retail segment and CrossAmerica are eliminated from our consolidated financial statements. Approximately 80% and 89% of CrossAmerica’s operating results are attributable to noncontrolling interests for the years ended December 31, 2016 and 2015, respectively. CrossAmerica is a publicly traded Delaware limited partnership and its units are listed for trading on the NYSE under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the SEC, where additional information about its results of operations can be found and should be read in conjunction with the table below (millions of dollars).

	Year Ended December 31,
	2016	2015	2014(a)
Operating revenues	$1,870	$2,225	$582
Cost of sales	1,714	2,056	546
Gross profit	156	169	36

Income from CST Fuel Supply	16	11	—
Operating expenses:
Operating expenses	61	68	13
General and administrative expenses	24	41	18
Depreciation, amortization and accretion expense	54	48	12
Total operating expenses	139	157	43
Gain on sales of assets, net	—	3	—

Operating income	$33	$26	$(7)

(a)	Represents the consolidated operations of CrossAmerica subsequent to the GP Purchase, which occurred October 1, 2014.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating revenues declined $355 million while gross profit declined $13 million.

•
A $335 million decline attributable to a decrease in the wholesale price of our motor fuel as well as a decline in motor fuel gallons sold. The average daily spot price of West Texas Intermediate crude oil decreased 11% to $43.29 per barrel during 2016, compared to $48.66 per barrel during 2015. Motor fuel gallons sold declined 2% as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition as well as converting company operated retail sites to dealer operated sites.

•	Merchandise and other services revenues declined $37 million primarily from converting company operated retail sites to dealer operated sites.

•	Partially offsetting this decline was a $17 million increase primarily related to rental income associated with converting company operated retail sites to dealer operated sites.
Cost of sales
Cost of sales declined $342 million primarily from the decline in crude oil prices discussed above.
Operating expenses
Operating expenses decreased $7 million primarily attributable to to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the Erickson, One Stop and Franchised Holiday Stores acquisitions.

General and administrative expenses
General and administrative expenses declined $17 million primarily attributable to the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $6 million related to our recent acquisitions.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
On October 1, 2014, CST completed the GP Purchase; therefore, the 2015 results of operations for our CrossAmerica segment are not comparable to the 2014 results of operations for this segment. We have quantified the effects of CrossAmerica to specific income statement line items in our 2015 compared to 2014 consolidated discussion of our results of operations, and any significant increase or decrease in the underlying income statement line items attributable to CST are then discussed.

Outlook
On August 21, 2016, our Board of Directors unanimously approved the Merger, and subject to the terms and conditions thereof, Couche-Tard will acquire all of the shares of CST. CST’s stockholders approved the Merger Agreement at a special meeting of stockholders held November 16, 2016. The transaction is currently expected to close in the second quarter of 2017, subject to regulatory approvals in the United States and Canada. As discussed under the heading “Merger Agreement”, the applicable waiting period under the HSR Act will expire 45 days after substantial compliance with the Second Request has been certified by all parties to the transaction that received a Second Request, unless that period is extended by court order or terminated earlier by the FTC. The Merger Agreement contains certain restrictions that may limit our ability to undertake or continue various strategic initiatives without Couche-Tard’s consent. Additionally, there are a number of other factors related to the Merger and Merger Agreement that could impact our operations, which are included under the heading “Cautionary Statement for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.”
On December 21, 2016, we entered into a timing agreement with the FTC pursuant to which we agreed, among other things, (i) not to consummate the Merger prior to 45 days after both we and Couche-Tard have substantially complied with the FTC’s Second Request, unless we and Couche-Tard have received prior written notice that the FTC has closed its investigation and (ii) not to certify compliance with the Second Request before January 31, 2017. Couche-Tard has informed us that it also entered into a timing agreement with the FTC on the same terms. We and Couche-Tard are continuing to work cooperatively with the FTC in its review of the proposed Merger.

Liquidity and Capital Resources
Capital Structure
CST and CrossAmerica maintain separate debt and equity capital structures. As such, CST and CrossAmerica each maintain credit facilities with separate covenants and restrictions. In addition, CST has outstanding publicly registered 5% senior notes due 2023, the terms of which are covered by a bond indenture. CST’s subsidiary that owns 100% of the membership interests in the General Partner has been designated an “unrestricted” subsidiary under this bond indenture and there are no guarantees of outstanding debt between CST and CrossAmerica. However, the IDRs and any current and future common units of CrossAmerica representing limited partner interests acquired and owned by CST are considered collateral under CST’s revolving credit facility.
Consolidated Cash Flows
The following table summarizes cash flow activity (in millions):

	Year Ended December 31,
	2016	2015	2014
Net Cash Provided by Operating Activities	$287	$362	$355
Net Cash Used in Investing Activities	$(508)	$(525)	$(312)
Net Cash Provided by (Used in) Financing Activities	$40	$151	$(36)
For the Year Ended December 31, 2016
Operating Activities
The decrease in cash provided by operating activities in 2016 was primarily the result of a decline in gross profit for the reasons discussed above under the heading “Results of Operations.” Changes in cash provided by or used for working capital are shown in Note 21 included elsewhere in this Form 10-K.
Investing Activities
The net cash used in investing activities for the year ended December 31, 2016 was related to our acquisitions, partially offset by proceeds from the sale of our California and Wyoming assets.
Financing Activities
During the year ended December 31, 2016, we had net proceeds under the CrossAmerica revolving credit facility of $83 million, net proceeds under the CST revolving credit facility of $90 million, spent $3 million on CrossAmerica’s unit repurchase program, $15 million for the payment of dividends on CST common stock, $64 million for the payment of CrossAmerica distributions and payments of $69 million on the CST term loan. Borrowings during the period on the CST revolving credit facility, along with cash on hand, were used to finance the Flash Foods acquisition and borrowings on the CrossAmerica revolving credit facility were used to finance the Franchised Holiday Stores and State Oil Assets acquisitions.
For the Year Ended December 31, 2015
Operating Activities
The increase in cash provided by operating activities was the result of an increase in depreciation, amortization and accretion from our recent acquisitions and NTIs. Changes in cash provided by or used for working capital are shown in Note 21 included elsewhere in this Form 10-K.
Investing Activities
The net cash used in investing activities for the year ended December 31, 2015 was related to our acquisitions. Cash used for acquisitions was $199 million during 2015 compared to $86 million during 2014.
Financing Activities
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
For the Year Ended December 31, 2014
Operating Activities
Changes in net cash provided by or used for working capital are shown in Note 21 included elsewhere in this Form 10-K.
Investing Activities
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
Financing Activities
During 2014, we spent $22 million on our share repurchase program, $19 million for the payment of dividends on CST common stock, $12 million for the payment of CrossAmerica distributions and made payments of $34 million on our term loan. These cash outflows were partially offset by $55 million of borrowings by CrossAmerica on their revolving credit facility.
Consolidated Debt
As of December 31, 2016, our consolidated debt consisted of the following (in millions):

CST debt:(a)
$500 million revolving credit facility	$150
Term loan due 2019	338
5.00% senior notes due 2023	550
Total CST debt	$1,038
CrossAmerica debt:(b)
$550 million revolving credit facility	$442
Other	1
Total CrossAmerica debt	$443
Total consolidated debt outstanding	$1,481
Less current portion:
CST	75
CrossAmerica	—
Consolidated debt, less current portion	$1,406
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
Debt related to CST
On January 29, 2016, CST amended its Credit Facility to increase borrowing capacity from $300 million to $500 million and immediately drew $307 million under the amended Credit Facility to fund a portion of the Flash Foods acquisition and pay fees of $1 million associated with the amendment. The amended credit facility is secured by substantially all of the assets of CST and its subsidiaries. As of December 31, 2016, CST’s outstanding borrowings currently under this Credit Facility bear a weighted average interest of 2.25%. As of February 24, 2017, approximately $112 million was available for future borrowings under the revolving credit facility. The amended Credit Facility contains certain customary representations and warranties, covenants and events of default. Our amended Credit Facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 : 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 : 1.00, and (c) limitations on capital expenditures. As of December 31, 2016, we were in compliance with these financial covenant ratios.

See Note 12 included elsewhere in this quarterly report for additional information regarding CST’s debt.
Debt related to CrossAmerica
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. CrossAmerica’s borrowings had a weighted-average interest rate of 3.53% at December 31, 2016. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility at February 24, 2017, was $84 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least $20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00 and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. The total leverage ratio covenant is 5.00 : 1.00 for the three quarters following a material acquisition (as defined in the revolving credit facility). As of December 31, 2016, CrossAmerica was in compliance with these financial covenant ratios.
In December 2016, the credit facility was amended as summarized below:

•	Modified certain terms to permit the acquisition of the General Partner indirectly by Couche-Tard;

•	Reduced the threshold for qualifying as a “material acquisition” from $50 million to $30 million;

•	Extended the time period from two to three quarters that the leverage ratio following a material acquisition can be 5.00 : 1.00;

•	Created further flexibility to conduct sale leaseback transactions;

•	Increased swing-line loan capacity from $10 million to $25 million; and

•	Certain other operational and technical amendments.
See Note 12 included elsewhere in this quarterly report for additional information regarding CrossAmerica’s debt.
Consolidated Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve, renovate and remodel our existing retail sites, which we refer to as sustaining capital, and, from time to time, we enter into strategic acquisitions. For the year ended December 31, 2016, our sustaining capital expenditures also include $27 million related to the improvement of our distribution warehouse and adjoining service center offices in San Antonio, Texas.
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
In the second half of 2015, access to capital tightened for the energy and MLP industries as a whole, which impacted CrossAmerica’s cost of capital and its ability to fund acquisitions of assets from CST on economic terms more favorable than those Cross America has negotiated in recent third-party acquisitions. CST and CrossAmerica regularly evaluate alternative sources of funding including, but not limited to, asset sales and sale-leaseback financing of real property with third parties. In that regard, in December 2016, CrossAmerica sold the real property at 17 retail sites acquired through the State Oil Assets acquisition for cash proceeds of $25 million, which were used to repay borrowings on its credit facility.
Management believes CST and CrossAmerica will have sufficient cash flow from operations, borrowing capacity under their revolving credit facilities, and access to capital markets and alternative sources of funding to continue to operate and fund our growth for the next twelve months.
During the year ended December 31, 2016, CST completed thirty-eight NTIs in the U.S., which are located in Texas, Arizona, Georgia and Florida. In Canada, we completed twelve NTIs, which are located in Ontario, Québec and New Brunswick.

The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the years ended December 31, 2016, 2015 and 2014. The table includes the elimination of acquisitions between CST and CrossAmerica including the sale of fuel supply interest and NTI sales (in millions):

	Year Ended December 31,
	2016	2015	2014
U.S. Retail Segment
NTI	$244	$218	$130
Acquisitions	438	22	24
Sustaining capital	72	79	97
	$754	$319	$251
Canadian Retail Segment
NTI	$28	$31	$29
Acquisitions	—	—	7
Sustaining capital	18	32	27
	$46	$63	$63
CrossAmerica
Sustaining capital(a)	$21	$2	$3
Acquisitions(b)	94	177	54
	$115	$179	$57

Total aggregate capital expenditures and acquisitions(c)	$915	$561	$371
(a) CrossAmerica’s sustaining capital expenditures include approximately $20 million and $9 million of “growth” capital expenditures for the years ended December 31, 2016 and 2015, respectively, which are those capital expenditures expected to increase CrossAmerica’s operating income or operating capacity over the long term.
(b) Cash transactions between CST and CrossAmerica, including sales of CST Fuel Supply equity interest and sales of NTIs, are eliminated from the statements of cash flows.
(c) Includes $13 million of accrued capital expenditures in our U.S. Retail segment.

Contractual Obligations
Our contractual obligations as of December 31, 2016 are summarized below (in millions).

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
CST obligations:
Long-term debt	$75	$75	$338	$—	$—	$550	$1,038
Interest payments on debt	35	33	30	28	28	40	194
Capital lease obligations, including interest thereon	4	4	3	3	3	14	31
Operating lease obligations	41	37	33	29	26	105	271
Other liabilities	42	21	3	4	4	103	177
Total CST obligations	$197	$170	$407	$64	$61	$812	$1,711
CrossAmerica obligations:
Long-term debt	$—	$1	$442	$—	$—	$—	$443
Interest payments on debt	15	15	3	—	—	—	33
Capital lease and financing obligations	3	3	3	3	3	19	34
Operating lease obligations	17	15	14	12	9	39	106
Sale leaseback obligations	6	6	7	7	7	70	103
Other liabilities	—	5	1	1	1	39	47
Total CrossAmerica obligations	$41	$45	$470	$23	$20	$167	$766
Total consolidated obligations	$238	$215	$877	$87	$81	$979	$2,477
Interest Payments on Debt
Such amounts include estimates of interest expense related to the CST and CrossAmerica credit facilities assuming the interest rate in effect as of December 31, 2016.
Capital Lease and Financing Obligations
Both CST and CrossAmerica have land and certain retail site properties under capital leases. Capital lease obligations in the table above include both principal and interest. The financing obligations of CrossAmerica consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because CrossAmerica’s predecessor retained continuing involvement in the underlying sites.
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
Other Liabilities
Other liabilities include certain accrued expenses, asset retirement obligations and all long-term liabilities that are described in Note 11 of the notes to the consolidated financial statements included elsewhere in this Form 10-K. Excluded are other liabilities whose payment period or amount is not determinable. For purposes of reflecting amounts for other liabilities in the table above, we have made our best estimate of expected payments for each type of liability based on information available as of December 31, 2016.

CrossAmerica Management Fees
The amounts related to the management fee have been excluded from the table above as they are intercompany payments. See Note 13 included elsewhere in this Form 10-K for additional information.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of December 31, 2016, $42 million of cash was held in Canada. In December 2015, we established a U.S. dollar denominated intercompany loan from the U.S. to a Canadian subsidiary in the amount of $360 million and incurred a withholding tax of $18 million. During the year ended December 31, 2016, the Canadian subsidiary repaid $235 million of this loan. At December 31, 2016, the outstanding amount of this loan was $125 million. As this loan is repaid, no additional income taxes will be incurred. As the Canadian foreign currency exchange rates fluctuate with the U.S. dollar, we will recognize either a gain or loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
Cash Held by CrossAmerica
As of December 31, 2016, $1 million of cash was held by CrossAmerica.
Concentration of Suppliers
For the year ended December 31, 2016, CST purchased substantially all of its motor fuel for resale from Valero.
For the year ended December 31, 2016, CrossAmerica purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP, and Motiva, respectively.
Concentration of Customers
CST has no significant concentration of customers. For the year ended December 31, 2016, CrossAmerica distributed approximately 16% of its total wholesale distribution volumes to DMS and its affiliates and received 26% of its rent income from DMS and its affiliates. For the year ended December 31, 2016, CrossAmerica distributed 8% of its total wholesale distribution volume to CST and received 21% of its rent income from CST, respectively.
CST Dividends
We paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013 through the quarter ended June 30, 2016. The Merger Agreement prohibits, among other things, us from declaring and paying quarterly cash dividends between August 21, 2016 and completion of our Merger. Our indebtedness also restricts our ability to pay dividends. It is uncertain that we will pay dividends in the future at previous levels or at all. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5
June 30, 2016	June 30, 2016	July 15, 2016	$0.0625	$5

CrossAmerica Limited Partnership Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$20
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$20
June 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$20
September 30, 2016	November 4, 2016	November 15, 2016	$0.6075	$20
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$21
The amount of any distribution is subject to the discretion of the GP Board, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
For the year ended December 31, 2016, CrossAmerica distributed $16 million to us with respect to our ownership of common units.
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
For the year ended December 31, 2016, CrossAmerica distributed $3 million to us with respect to our ownership of the IDRs.
Conversion of CrossAmerica’s Subordinated Units
On February 25, 2016, the 7,525,000 outstanding subordinated units of CrossAmerica converted into common units on a one-for-one basis. Each former subordinated unit now participates in CrossAmerica’s cash distributions pro rata with the other common units. In addition, CST may be deemed to have beneficial ownership of an additional 6,786,499 common units as a result of a voting agreement by and between CST and Joseph V. Topper and entities wholly owned and managed by him.
CST Stock Repurchase Plan
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market and in private transactions, at management’s discretion, based on market and business conditions, applicable legal requirements and other factors, or pursuant to an issuer repurchase plan or agreement that may be in effect. The repurchase program does not obligate us to acquire any specific amount of common stock and will continue until otherwise modified or terminated by our Board of Directors at any time at its sole discretion and without notice. We did not repurchase any of our common stock during the year ended December 31, 2016 and have $114 million remaining under the plan. The Merger Agreement precludes CST from making any further repurchases of CST common stock.

CST Purchases of CrossAmerica Common Units
On September 21, 2015, CST announced that the independent executive committee of the Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The CrossAmerica common unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion.
CST made no purchases under the CrossAmerica common unit purchase program during the year ended December 31, 2016. From inception until December 31, 2016, CST had purchased $20 million, or 804,667 common units, at an average price of $24.64 per common unit, which common units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. The Merger Agreement prohibits CST from making any further purchases of CrossAmerica common units.
CrossAmerica Common Unit Repurchase Program
In November 2015, the GP Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in CrossAmerica. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The Merger Agreement precludes CrossAmerica from making any further repurchases of its common units. The following table shows the purchases made through December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - December 31, 2015	154,158	$23.37	$3,603,071	$21,396,929
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
July 1 - September 30, 2016	—	$—	$—	$18,144,276
October 1 - December 31, 2016	—	$—	$—	$18,144,276
Total	287,621		$6,855,724	$18,144,276
CST Acquisition of Flash Foods
On February 1, 2016, we closed on the acquisition of Flash Foods from the Jones Company for approximately $425 million plus working capital and other closing adjustments.
See Note 3 included elsewhere in this Form 10-K for additional information.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
See Note 3 included elsewhere in this Form 10-K for additional information.
CrossAmerica Acquisition of Franchised Holiday Stores
On March 29, 2016, CrossAmerica closed on the acquisition of 31 Franchised Holiday Stores and three company operated liquor stores from S/S/G Corporation for approximately $52 million. Of the 34 company operated retail sites, 31 are located in Wisconsin and three are located in Minnesota.
See Note 3 included elsewhere in this quarterly report for additional information.
Sale of California and Wyoming Assets
In July 2016, CST consummated the sale of all 79 stores in the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. for $408 million plus adjustments for inventory and working capital and recognized a gain of $347 million, or $220 million net of tax. The sale of assets in California and Wyoming resulted in a permanent reduction to our minimum volume commitments contained in the Valero Fuel Supply Agreements. Additionally, in accordance with the asset purchase agreement, we were required to make deposits into an escrow account to secure certain of our obligations and indemnify the Purchasers against any preexisting environmental liabilities arising from the divested stations, which we classified as restricted cash on our consolidated balance sheet. The balance in this account at December 31, 2016 was $22 million.
See Note 3 included elsewhere in this quarterly report for additional information.
Refund payment related to CST sale of California and Wyoming Assets
In July 2016, we provided a refund payment to CrossAmerica related to its 17.5% interest in CST Fuel Supply as a result of our sale of the California and Wyoming retail sites to which we no longer supply motor fuel. The total refund payment to CrossAmerica was $18 million.
See Note 13 included elsewhere in this Form 10-K for additional information.
CrossAmerica Acquisition of State Oil Assets
In September 2016, CrossAmerica acquired certain assets of State Oil Company located in the greater Chicago market for approximately $42 million.
See Note 3 included elsewhere in this Form 10-K for additional information.
Contingencies
Legal Matters
See Note 14 included elsewhere in this Form 10-K under the caption “Litigation Matters” for a discussion of our legal matters.
Environmental Matters
See Note 14 included elsewhere in this Form 10-K under the caption “Environmental Matters” for a discussion of our environmental matters.
Quarterly Results of Operations
See Note 23 included elsewhere in this Form 10-K for financial and operating quarterly data for each quarter of 2016 and 2015.
Merger Related Expenses
See Note 1 included elsewhere in this Form 10-K for a discussion of expenses related to the Merger.

New Accounting Policies
For information on recent accounting pronouncements impacting our business, see Note 2 included elsewhere in this Form 10-K.

Critical Accounting Policies Involving Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 included elsewhere in this Form 10-K for a summary of our significant accounting policies.
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
Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions and application of the acquisition method, see Note 3 included elsewhere in this Form 10-K.
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
At December 31, 2016, we had $226 million of goodwill recorded in our U.S. Retail segment, $2 million in our Canadian Retail segment and $391 million from our CrossAmerica segment.
Our annual goodwill impairment test is performed October 1, and after assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill was not impaired for any of our segments at December 31, 2016.

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
As of December 31, 2016 and 2015, our liabilities related to the removal of USTs recorded in the consolidated balance sheets were $132 million and $116 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2016 would change our asset retirement obligation by approximately $13 million. See also Note 11 under the caption “Asset Retirement Obligations” included elsewhere in this Form 10-K for additional information.
Environmental Liabilities
As of December 31, 2016 and 2015, our environmental reserves recorded in the consolidated balance sheets were $6 million and $5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated monthly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2016 would change our environmental liabilities and operating expenses by less than $1 million. See also Note 14 under the caption “Environmental Matters” included elsewhere in this Form 10-K for additional information.
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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. See Note 14 under the caption “Tax Matters” and Note 18 of the notes to the consolidated financial statements included elsewhere in this Form 10-K for a further discussion of our tax liabilities.
Stock-Based Compensation
Stock-based compensation cost is measured in accordance with the provisions of ASC 718 Compensation—Stock Compensation at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. ASC 718 requires the use of a valuation model to calculate the fair value of certain stock-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates, to value our stock options. Certain assumptions are based on a blend of our historical experience and an analysis of the common stock of our peers due to the short period of time our stock has been publicly traded. As the trading history of our stock lengthens, we will incorporate more of our history and less of our peers’ history. The expected term of an award is based on the terms and conditions of the stock awards granted to employees. The dividend yield is based on our intention to pay regular cash dividends. If different factors for volatility, expected term or dividend yield were utilized, it could significantly change the fair value assigned to stock-based awards at their grant date.
For the years ended December 31, 2016, 2015 and 2014, we recorded consolidated stock-based compensation expense of $17 million, $17 million and $18 million, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $338 million, five-year, amortizing term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $500 million, and any borrowings would bear interest at variable rates. As of December 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility was 2.25%. A one percentage point change in the average interest rate would impact annual interest expense by approximately $5 million.
As of December 31, 2016, CrossAmerica had $442 million outstanding under its revolving credit facility. Outstanding borrowings under this credit facility had a weighted-average interest rate of 3.53%. A one percentage point change in CrossAmerica’s average rate would impact annual interest expense by approximately $4 million.
Commodity Price Risk
We have not historically hedged or managed our price risk in any significant manner with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is a few days.
A change in gross profit margin of $.01 per gallon affects our gross profit margin by approximately $20 million in our U.S. Retail segment and approximately $10 million in our Canadian Retail segment (on an annualized basis). Based on CrossAmerica’s current volumes, we estimate a $10 per barrel change in the price of crude oil would impact CrossAmerica’s annual wholesale motor fuel gross profit by approximately $2 million related to its payment discounts.
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations and assets are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percent decline in the 2016 weighted average exchange rate would have no material impact to our December 31, 2016 net income. As of December 31, 2016, $42 million of cash was held in Canada.
At December 31, 2016, a Canadian subsidiary had outstanding to the U.S. a U.S. dollar denominated loan in the amount of $125 million. If the Canadian dollar strengthens against the U.S. dollar during a reporting period, we will recognize a gain related to the outstanding balance of this loan in “other income” on our consolidated income statement. If the Canadian dollar weakens against the U.S. dollar during a reporting period, we will recognize a loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
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
The management of CST Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CST Brands, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of Flash Foods, which we acquired on February 1, 2016 (as described in Note 3 of the notes to consolidated financial statements). The Flash Foods acquisition contributed approximately 8 percent of our total operating revenues for the year ended December 31, 2016 and accounted for approximately 11 percent of our total assets as of December 31, 2016 (of which 7 percent represents goodwill, intangibles, and property and equipment included within the scope of the assessment). We plan to fully integrate Flash Foods into our internal control over financial reporting in 2017.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control over financial reporting in its separate Form 10-K annual report. CrossAmerica’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016 using the criteria set forth by COSO in the 2013 Internal Control-Integrated Framework. CrossAmerica’s management believes that as of December 31, 2016, CrossAmerica’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 70 of this report.
The independent public accounting firm for CrossAmerica has issued an attestation report on the effectiveness of CrossAmerica’s internal control over financial reporting and this report is included on page 71 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CST Brands, Inc.:
We have audited the accompanying consolidated balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of CrossAmerica Partners LP, a consolidated variable interest entity, as of and for the years ended December 31, 2016 and 2015, which statements reflect total assets constituting 21 percent and 22 percent of consolidated total assets at December 31, 2016 and 2015, respectively, and total revenues constituting 16 percent and 18 percent in 2016 and 2015, respectively, of the consolidated total revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CrossAmerica Partners LP, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CST Brands, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CST Brands, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Our report on the effectiveness of internal control over financial reporting as of February 27, 2017, contains an explanatory paragraph that states that management’s assessment of the effectiveness of internal control over financial reporting and our audit of internal control over financial reporting of the Company excludes an evaluation of internal control over financial reporting of Flash Foods, which was acquired during 2016.
/s/ KPMG LLP
San Antonio, Texas
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
General Partner and Limited Partners of CrossAmerica Partners LP
We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CrossAmerica Partners LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CST Brands, Inc.:
We have audited CST Brands, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CST Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of CrossAmerica Partners LP, a consolidated variable interest entity, whose financial statements reflect total assets and revenues constituting 21 and 16 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. CrossAmerica Partners LP’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to CrossAmerica Partners LP’s internal control over financial reporting, is based solely on the report of the other auditors.
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
In our opinion, based on our audit and the report of the other auditors, CST Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management’s evaluation of and assessment of the effectiveness of CST Brands, Inc.’s internal control over financial reporting as of December 31, 2016 excluded the internal control over financial reporting of Flash Foods, which was acquired during 2016, whose financial statements reflect 11 percent of total assets (of which 7 percent represents goodwill, intangibles, and property and equipment included within the scope of the assessment) and 8 percent of total revenues of the related consolidated financial statement amounts of CST Brands, Inc. as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of CST Brands, Inc. also excluded an evaluation of the internal control over financial reporting of Flash Foods.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CST Brands, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
General Partner and Limited Partners of CrossAmerica Partners LP
We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Arlington, Virginia
February 27, 2017

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash (CrossAmerica: $1 and $1, respectively)	$137	$314
Restricted cash	22	—
Accounts receivable, net of allowances of $1 and $1, at December 31, 2016 and December 31, 2015, respectively (CrossAmerica: $37 and $18, respectively)	195	135
Inventories (CrossAmerica: $13 and $16, respectively)	250	224
Prepaid taxes (CrossAmerica: $1 and $1, respectively)	3	27
Prepaid expenses and other (CrossAmerica: $8 and $10, respectively)	20	20
Total current assets	627	720
Property and equipment, at cost (CrossAmerica: $822 and $738, respectively)	3,565	3,010
Accumulated depreciation (CrossAmerica: $96 and $47, respectively)	(923)	(786)
Property and equipment, net (CrossAmerica: $726 and $691, respectively)	2,642	2,224
Intangible assets, net (CrossAmerica: $321 and $340, respectively)	357	359
Goodwill (CrossAmerica: $391 and $383, respectively)	619	420
Deferred income taxes	62	63
Other assets, net (CrossAmerica: $18 and $11, respectively)	53	54
Total assets	$4,360	$3,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $2 and $9, respectively)	$78	$139
Accounts payable (CrossAmerica: $35 and $32, respectively)	223	186
Accounts payable to Valero	181	152
Accrued expenses (CrossAmerica: $16 and $16, respectively)	70	71
Taxes other than income taxes (CrossAmerica: $12 and $10, respectively)	61	42
Income taxes payable (CrossAmerica: $0 and $1, respectively)	2	26
Dividends payable	—	5
Total current liabilities	615	621
Debt and capital lease obligations, less current portion (CrossAmerica: $465 and $404, respectively)	1,427	1,290
Deferred income taxes (CrossAmerica: $52 and $54, respectively)	274	186
Asset retirement obligations (CrossAmerica: $28 and $23, respectively)	129	113
Other long-term liabilities (CrossAmerica: $100 and $46, respectively)	136	85
Total liabilities	2,581	2,295
Commitments and contingencies (Note 14)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 77,935,731 and 77,749,964 shares issued as of December 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital (APIC)	629	627
Treasury stock, at cost: 2,186,617 and 2,134,198 common shares as of December 31, 2016 and December 31, 2015, respectively	(89)	(87)
Retained earnings	713	399
Accumulated other comprehensive (loss) (AOCI)	(25)	(30)
Total CST Brands, Inc. stockholders’ equity	1,229	910
Noncontrolling interest	550	635
Total stockholders’ equity	1,779	1,545
Total liabilities and stockholders’ equity	$4,360	$3,840
See Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Share and per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues(a)	$11,106	$11,455	$12,754
Cost of sales(b)	9,666	10,061	11,481
Gross profit	1,440	1,394	1,273
Operating expenses:
Operating expenses	839	752	687
General and administrative expenses	157	175	140
Depreciation, amortization and accretion expense	257	209	147
Asset impairments	2	1	3
Total operating expenses	1,255	1,137	977
Gain on sale of assets, net	351	10	32
Operating income	536	267	328
Other income, net	11	18	6
Interest expense	(67)	(58)	(45)
Income before income tax expense	480	227	289
Income tax expense	176	88	109
Consolidated net income	304	139	180
Net loss attributable to noncontrolling interests	20	10	20
Net income attributable to CST stockholders	$324	$149	$200
Earnings per common share
Basic earnings per common share	$4.26	$1.95	$2.63
Weighted-average common shares outstanding (in thousands)	75,627	76,155	75,909
Earnings per common share – assuming dilution
Diluted earnings per common share	$4.24	$1.95	$2.63
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,137	76,505	76,086

Dividends per common share	$0.1250	$0.2500	$0.2500

Supplemental information:
(a) Includes excise taxes of:	$2,045	$1,945	$2,046
(a) Includes revenues from fuel sales to related parties of:	$254	$323	$751
(a) Includes income from rentals of:	$63	$60	$43
(b) Includes expenses from fuel sales to related parties of:	$247	$314	$722
(b) Includes expenses from rentals of:	$20	$17	$15
See Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income	$304	$139	$180
Other comprehensive income (loss):
Foreign currency translation adjustment	5	(107)	(56)
Other comprehensive income (loss) before income taxes	5	(107)	(56)
Income taxes related to items of other comprehensive income	—	—	—
Other comprehensive income (loss)	5	(107)	(56)
Comprehensive income	309	32	124
Loss attributable to noncontrolling interests	(20)	(10)	(20)
Comprehensive income attributable to CST stockholders	$329	$42	$144
See Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$304	$139	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	17	17	18
Depreciation, amortization and accretion expense	257	209	147
Gain on the sale of assets, net	(351)	(10)	(32)
Asset impairments	2	1	3
Deferred income tax (benefit) expense	76	(7)	24
Changes in working capital, net of acquisitions	(17)	13	15
Other operating activities	(1)	—	—
Net cash provided by operating activities	$287	$362	$355
Cash flows from investing activities:
Capital expenditures	$(370)	$(352)	$(285)
Proceeds from sale of California and Wyoming stores	408	—	—
Proceeds from California and Wyoming sale restricted for use	(22)	—	—
Proceeds from the sale of assets	5	13	58
CST acquisitions, net of cash acquired	(438)	(22)	(41)
CrossAmerica acquisitions, net of cash acquired	(94)	(168)	(45)
Other investing activities, net	3	4	1
Net cash used in investing activities	$(508)	$(525)	$(312)
Cash flows from financing activities:
Borrowings under the CST revolving credit facility	$532	$135	$—
Payments on the CST revolving credit facility	(442)	(75)	—
Payments on the CST term loan facility	(69)	(47)	(34)
CST debt issuance costs	(1)	—	(2)
CrossAmerica debt issuance costs	(1)	—	—
Borrowings under the CrossAmerica revolving credit facility	215	369	—
Payments on the CrossAmerica revolving credit facility	(132)	(211)	—
Proceeds from issuance of CrossAmerica common units, net	—	145	—
Proceeds from issuance of long-term debt	—	—	55
Proceeds from sale leaseback transactions	25	—	—
CST repurchases of common shares	—	(69)	(22)
CST purchases of CrossAmerica common units	—	(20)	—
CrossAmerica repurchases of common units	(3)	—	—
Payments of capital lease obligations	(5)	(4)	(2)
CST dividends paid	(15)	(19)	(19)
CrossAmerica distributions paid	(64)	(55)	(12)
Receivables repaid by CrossAmerica related parties	—	2	—
Net cash provided by (used in) financing activities	40	151	(36)
Effect of foreign currency translation changes on cash	4	(42)	(17)
Net decrease in cash	(177)	(54)	(10)
Cash at beginning of period	314	368	378
Cash at end of period	$137	$314	$368
See Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Millions of Dollars and Shares)

	CST Brands, Inc. Stockholders’ Equity
	Common		Treasury	Retained			Non-Controlling	Total
	Stock	APIC	Stock	Earnings	AOCI	Total	Interest	Equity
Balance as of December 31, 2013	1	406	—	87	133	627	—	627
Recognition of noncontrolling interest due to GP Purchase	—	—	—	—	—	—	771	771
Net income	—	—	—	200	—	200	(20)	180
Stock-based compensation expense	—	10	—	—	—	10	3	13
Dividends	—	—	—	(18)	—	(18)	—	(18)
Shares issued in connection with the GP Purchase and IDR Purchase	—	72		—	—	72	—	72
Stock repurchases under buyback program	—	—	(22)	—	—	(22)	—	(22)
Distributions to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Balance as of December 31, 2014	1	488	(22)	269	77	813	742	1,555
Net income (loss)	—	—	—	149	—	149	(10)	139
Purchase price adjustment	—	—	—	—	—	—	(8)	(8)
Stock-based compensation expense	—	14	—	—	—	14	3	17
Dividends	—	—	—	(19)	—	(19)	—	(19)
Stock repurchases in connection with stock-based comp plans	—	—	(1)	—	—	(1)	—	(1)
CST and CrossAmerica treasury stock	—	(20)	(64)	—	—	(84)	(4)	(88)
Asset drops	—	18	—	—	—	18	(18)	—
Deferred tax adjustments	—	(31)	—	—	—	(31)	—	(31)
Distributions paid	—	8	—	—	—	8	(66)	(58)
CrossAmerica equity issuance	—	—	—	—	—	—	145	145
Issuance of CrossAmerica common units for settlement of the management fee	—	(7)	—	—	—	(7)	7	—
Noncontrolling interest reclassification for CrossAmerica common units acquired by CST	—	156	—	—	—	156	(156)	—
Other	—	1	—	—	—	1	—	1
Other comprehensive loss	—	—	—	—	(107)	(107)	—	(107)
Balance as of December 31, 2015	1	627	(87)	399	(30)	910	635	1,545
Net income (loss)	—	—	—	324	—	324	(20)	304
Stock-based compensation expense	—	15	—	—	—	15	2	17
Dividends	—	—	—	(10)	—	(10)	—	(10)
Stock repurchases in connection with stock-based comp plans	—	—	(2)	—	—	(2)	—	(2)
CrossAmerica treasury stock	—	—	—	—	—	—	(3)	(3)
Dealer and subwholesaler contracts purchased by CrossAmerica from CST	—	3	—	—	—	3	(3)	—
Refund payment to CrossAmerica	—	(18)	—	—	—	(18)	18	—
Deferred tax adjustments	—	(15)	—	—	—	(15)	—	(15)
Distributions paid	—	16	—	—	—	16	(80)	(64)
Issuance of CrossAmerica common units for settlement of the management fee	—	(11)	—	—	—	(11)	11	—
Noncontrolling interest reclassification for CrossAmerica common units acquired by CST	—	10	—	—	—	10	(10)	—
Other	—	2	—	—	—	2	—	2
Other comprehensive loss	—	—	—	—	5	5	—	5
Balance as of December 31, 2016	$1	$629	$(89)	$713	$(25)	$1,229	$550	$1,779
See Notes to Consolidated Financial Statements

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	MERGER AGREEMENT, DESCRIPTION OF BUSINESS AND CONCENTRATION RISK
Our Merger Agreement
On August 21, 2016, our Board of Directors unanimously approved, and we entered into, the Merger Agreement with a subsidiary of Couche-Tard, under which, subject to the terms and conditions thereof, a U.S. subsidiary of Couche-Tard will acquire all of the shares of CST for $48.53 per share in cash, representing a total enterprise value of approximately $4.4 billion, including the assumption of net debt. CST’s stockholders approved the Merger Agreement at a special meeting of stockholders held November 16, 2016. The transaction is currently expected to close in the second quarter of 2017, subject to regulatory approvals in the United States and Canada. The Merger Agreement provides for interim operating covenants as set forth therein, which limit certain activities and operations of CST. On September 16, 2016, each of CST and Couche-Tard filed a premerger notification and report form under the HSR Act, with the FTC and the Antitrust Division in connection with the Merger. Couche-Tard voluntarily withdrew its premerger notification and report form under the HSR Act on October 14, 2016, and re-filed its premerger notification and report form on October 17, 2016. The waiting period imposed by the HSR Act will expire 45 days after substantial compliance with the Second Request has been certified by all parties to the transaction that received a Second Request, unless that period is extended by court order or terminated earlier by the FTC.
On December 21, 2016, we entered into a timing agreement with the FTC pursuant to which we agreed, among other things, (i) not to consummate the Merger prior to 45 days after both we and Couche-Tard have substantially complied with the FTC’s Second Request, unless we and Couche-Tard have received prior written notice that the FTC has closed its investigation and (ii) not to certify compliance with the Second Request before January 31, 2017. Couche-Tard has informed us that it also entered into a timing agreement with the FTC on the same terms. We and Couche-Tard are continuing to work cooperatively with the FTC in its review of the proposed Merger.
As part of the Merger, certain financial consultants were retained (Bank of America Merrill Lynch and J.P. Morgan) to advise CST management and the Special Committee of the Board of Directors through the strategic review process. The fees associated with these services include amounts for an opinion as to the fairness and adequacy, from a financial point of view, of the consideration offered to the Company or our shareholders. These fees also include amounts payable upon the closing of a transaction of up to $40 million. For the year ended December 31, 2016, we have expensed approximately $2 million of such fees in our consolidated financial statements. We expect the majority of the fees to be expensed at or near the close of the transaction.
Description of Business
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the Spin-off and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
On October 1, 2014, CST completed the purchase of 100% of the membership interests in the sole member of the General Partner and 100% of the IDRs of Lehigh Gas Partners LP for $17 million in cash and approximately 2.0 million shares of CST common stock for an aggregate consideration of approximately $90 million. After the purchase of the sole member of the General Partner, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP. At December 31, 2016, after giving effect to the transactions discussed in the following notes, CST owns 19.8% of the limited partner interests in CrossAmerica. See Notes 3 and 13 for additional information.
CrossAmerica is a separate publicly traded Delaware master limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. CST controls CrossAmerica’s General Partner and has the right to appoint all members of the GP Board. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the GP Board. Therefore, we control the operations and activities of CrossAmerica even though we do not have a majority ownership of CrossAmerica’s outstanding limited partner units. As a result, under the guidance in ASC 810–Consolidation, we are required to consolidate CrossAmerica.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our U.S. Retail segment operations are substantially a company owned and operated retail site business. We generate profit on motor fuel sales, prepared foods and convenience merchandise and services (car wash, lottery, money orders, air/water/vacuum services, video and game rentals, and access to ATMs). Our retail sites are operated by company employees.
Our Canadian Retail segment includes company owned and operated retail sites, commission sites, independent dealers, cardlocks and business and home energy operations. We generate profit on motor fuel sales, and, at our company owned and operated retail sites, profit is also generated on prepared foods and convenience merchandise and services (similar to our U.S. Retail segment).
CrossAmerica is engaged in the wholesale distribution of motor fuels, the operation of retail sites and the ownership and leasing of real estate used in the retail distribution of motor fuels. CrossAmerica’s operations are conducted entirely within the U.S.
Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the years ended December 31, 2016, 2015, and 2014, our U.S. Retail and Canadian Retail segments purchased $5.7 billion, $6.4 billion, and $9.5 billion, respectively, of motor fuel from Valero.
CrossAmerica purchases a substantial amount of motor fuel from three suppliers. For the year ended December 31, 2016, CrossAmerica’s wholesale business purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. For the year ended December 31, 2015, our wholesale business purchased approximately 30%, 26% and 26% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. For the year ended December 31, 2014, our wholesale business purchased approximately 37%, 28% and 22% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica’s fuel purchases in 2016, 2015 or 2014.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the years ended December 31, 2016, 2015, and 2014, CrossAmerica distributed approximately 16%, 17% and25% of its total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 26%, 36% and 47% of CrossAmerica’s rental income, respectively. For more information regarding transactions with DMS, see Note 13.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
These consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the consolidated accounts of CST Brands, Inc. and subsidiaries for all periods after the Spin-off. All intercompany accounts and transactions have been eliminated in consolidation.
CrossAmerica is consolidated within our financial statements. The amounts shown in the parenthetical presentation on the consolidated balance sheet represent the assets of CrossAmerica that can only be used to settle the obligations of CrossAmerica and the liabilities of CrossAmerica for which creditors have no access to the assets or general credit of CST. CrossAmerica’s financial results are included in our results of operations from October 1, 2014 forward.
Reclassifications
Certain reclassifications were made to prior year amounts to conform to the current year presentation, as discussed further in Note 20. Such reclassifications had no effect on net income or total equity for any periods.
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
Receivables
Trade receivables represent amounts due from credit card companies, from our cardlock customers and from our business and home energy customers. CrossAmerica’s trade receivables primarily relate to its wholesale motor fuel sales as credit is extended to customers based on evaluations of customers’ financial condition. Trade receivables are carried at original invoice amount. Other receivables consist primarily of amounts due from vendors related to vendor rebates (see “Merchandise Vendor Allowances and Rebates” for our policy regarding the accounting for vendor rebates). We maintain an allowance for doubtful accounts, which

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is adjusted based on management’s assessment of our customers’ historical collection experience, known credit risks and industry and economic conditions.
Inventories
Inventories are carried at the lower of cost or market. The cost of supplies and convenience store merchandise is determined principally under the weighted-average cost method. The cost of motor fuel inventories in our U.S. Retail segment is determined under LIFO, with any increments valued based on average purchase prices for the year. The cost of motor fuel inventories in our Canadian Retail segment and our CrossAmerica segment is determined under the weighted-average cost method.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Intangible Assets
Intangible assets are recorded at fair value at the date of acquisition and primarily relate to fuel supply agreements and distribution agreements, customer lists and trademark and tradenames (See Note 10). Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The aggregate amounts recorded as a reduction to cost of sales for vendor allowances and rebates for the years ended December 31, 2016, 2015 and 2014 were $77 million, $69 million and $71 million, respectively. The recording of vendor allowances and rebates does not require us to make any significant estimates.
Stock-Based Compensation
We have granted awards of non-qualified stock options, market share units and restricted stock units to certain employees. Stock-based compensation expense is based on the estimated grant-date fair value of the award. We recognize this compensation expense over the requisite service period of the award.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings per Common Share
Earnings per common share is computed by dividing net income attributable to CST by the weighted-average number of common shares outstanding for the year. Participating share-based payment awards are included in the computation of basic earnings per share using the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Diluted earnings per common share reflects the potential dilution arising from our outstanding stock options, unvested market share units, unvested restricted shares and unvested restricted units. Awards are excluded from the computation of diluted earnings per common share when the effect of including such shares would be anti-dilutive.
Financial Instruments
Our financial instruments include cash, accounts receivable, payables, our credit facilities, capital lease obligations, and trade payables. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 5.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. Early adoption is permitted, but no earlier than January 1, 2017. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In March 2016, the FASB issued ASU 2016-09–Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The approach to adoption is dependent upon which amendments are applicable. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In August 2016, the FASB issued ASU 2016-15–Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides additional guidance on the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years and interim periods within those

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years beginning after December 15, 2017, and requires a modified retrospective approach to adoption. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In November 2016, the FASB issued ASU 2016-18–Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for a Company's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Note 3.    ACQUISITIONS AND DIVESTITURES
CST Acquisition of Flash Foods
On February 1, 2016, we closed on the acquisition of Flash Foods for approximately $425 million plus working capital, assets under construction and other closing adjustments. Flash Foods operates 165 Flash Foods-branded retail sites located in Georgia and Florida (which sell Flash Foods-branded fuel), 21 branded QSRs, a land bank of 15 real estate sites to build NTIs, on which we have completed the construction of 3 NTIs, a merchandise distribution company with a 90,000 square foot distribution center that it operates in Georgia and a fuel supply company with access to the Colonial and Plantation pipelines, leased storage and a company-owned transportation fleet.
The fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Current assets (excluding inventories)	$13
Inventories	24
Property and equipment	228
Intangibles	26
Goodwill	191
Current liabilities	(31)
Asset retirement obligations	(13)
Total consideration, net of cash acquired	438
Net working capital	(7)
Assets under construction	(6)
Purchase price, net	$425
Operating revenues since the date of acquisition were $834 million for the year ended December 31, 2016.
During the second quarter of 2016, the Company updated its appraisal of the acquired assets to include certain trademarks and tradenames, as well as to adjust the value of certain property and equipment based on additional information received. The result of these adjustments was to increase property and equipment by $16 million, recognize intangible assets of $26 million, and reduce goodwill by $42 million. These adjustments resulted in a charge to depreciation and amortization expense of $3 million recorded during the second quarter of 2016. Additional immaterial adjustments were made during the third and fourth quarters of 2016 upon further management review of the valuation. Management has finalized the purchase accounting associated with this acquisition.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill recorded is primarily attributable to expected synergies of the combined operations as well as an assembled workforce not eligible for recognition as an intangible asset. All of the goodwill was assigned to our U.S. Retail segment. Goodwill deductible for tax purposes amounted to $207 million.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million. We accounted for the sale as entities under common control.
CrossAmerica Acquisition of Franchised Holiday Stores
On March 29, 2016, CrossAmerica closed on the acquisition of 31 Franchised Holiday Stores and three company operated liquor stores from S/S/G Corporation for approximately $52 million, including working capital. Of the 34 company operated retail sites, 31 are located in Wisconsin and three are located in Minnesota.
The fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Inventories	$4
Property and equipment	32
Intangibles	8
Goodwill	9
Asset retirement obligation	(1)
Total consideration, net of cash acquired	$52
Operating revenues since the date of acquisition were $83 million for the year ended December 31, 2016.
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
CST Sale of California and Wyoming Assets
In July 2016, CST consummated the sale of all 79 retail sites in the California and Wyoming markets to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. and recognized a gain of $347 million, or $220 million net of tax, which is included in our U.S. Retail segment. The closing purchase price for the transaction was $408 million plus adjustments for inventory and working capital. With the closing of this transaction, CST realized a deferred tax benefit from the completion of a like-kind

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange strategy with its acquisition of the Flash Foods properties in Georgia and Florida that closed on February 1, 2016. The sale resulted in income tax expense of $127 million, with $93 million recognized in current taxes payable and $34 million recognized in deferred income taxes. The divestiture will result in a permanent reduction to our minimum volume commitments contained in the Valero Fuel Supply Agreements. The Company used $297 million of the cash proceeds from the sale to repay borrowings under CST’s revolving credit facility. Additionally, in accordance with the asset purchase agreement, we were required to make deposits into an escrow account to secure certain of our obligations and indemnify 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc. against any preexisting environmental liabilities arising from the divested stations, which we classified as restricted cash on our consolidated balance sheet. The balance in this account at December 31, 2016 was $22 million. See Note 13 for information on the payment to CrossAmerica related to its interest in CST Fuel Supply.
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
CrossAmerica Acquisition of State Oil Assets
On September 27, 2016, CrossAmerica closed on the acquisition of 57 retail sites (56 fee sites and 1 leased site) and certain other assets of State Oil Company being operated as 55 lessee dealer accounts and 2 non-fuel tenant locations, as well as 25 independent dealer accounts located in the greater Chicago market for approximately $42 million, including working capital.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in millions):

Current assets	$1
Property and equipment	35
Intangibles	7
Other noncurrent assets	3
Current liabilities	(1)
Asset retirement obligations	(2)
Other long-term liabilities	(1)
Total consideration, net of cash acquired	$42
Operating revenues since the date of acquisition were $25 million for the year ended December 31, 2016.
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
Acquisition of Landmark
In January 2015, CST and CrossAmerica jointly purchased 22 retail sites from Landmark. CrossAmerica purchased the real property of the 22 fee sites for $41 million. CST purchased the personal property, working capital and the convenience store operations for $22 million. During the second quarter of 2015, we finalized the valuation of Landmark.
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
The fair value of property and equipment, which consisted of land, buildings, building improvements, underground storage tanks and other equipment, was based on a cost approach. The buildings, equipment and underground storage tanks are being depreciated on a straight-line basis, with estimated useful lives of up to 20 years. No other adjustments were recorded in 2016 and management has finalized the purchase accounting for this acquisition.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and separate purchases of certain related assets with an aggregate purchase price of $81 million, net of $3 million cash acquired. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. The convenience store operations of Erickson are classified as non-core and are included in the CrossAmerica segment.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, February 12, 2015 (in millions):

Current assets (excluding inventories)	$4
Inventories	8
Property and equipment	75
Intangible assets	14
Goodwill	26
Current liabilities	(16)
Deferred tax liabilities	(28)
Asset retirement obligations	(2)
Total consideration, net of cash acquired	$81
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
Sale of CST Fuel Supply Equity Interests
In January 2015 and July 2015, we closed on the sale of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply to CrossAmerica in exchange for aggregate consideration of $171 million, including 4.8 million common units of CrossAmerica and cash in the amount of $18 million.
As of February 24, 2017, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because these transactions were between entities under common control, a gain on the sale of CST Fuel Supply and the NTIs discussed below is not reflected in our consolidated income statement and we eliminated our limited partner interest from our consolidated balance sheet.
See Note 13 for additional information.
Sale and Lease Back of NTIs
In July 2015, we completed the contribution and sale of 29 NTIs to CrossAmerica in exchange for an aggregate consideration of $134 million on the date of closing, including 0.3 million common units of CrossAmerica and cash in the amount of $124 million. CrossAmerica leased the real property associated with the NTIs back to us and we will continue to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property at lease inception.

Based on our credit facility agreement, CST was required to use the cash proceeds from these transactions to repay debt or reinvest in our business through asset or business acquisitions or capital expenditures in the ordinary course of business. This transaction was approved by the independent conflicts committee of the GP Board and our independent executive committee and full Board of Directors. We accounted for the sale as entities under common control.
Acquisition of One Stop
In July 2015, CrossAmerica completed the purchase of the 41 company operated One Stop convenience store network based in Charleston, West Virginia, along with four commission agent sites, nine dealer fuel supply agreements and one freestanding franchised QSR for approximately $45 million in cash.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, July 1, 2015 (in millions):

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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results (Unaudited)
CST’s pro forma results, giving effect to the 2016 and 2015 acquisitions and assuming an acquisition date of January 1, 2015 for each acquisition, would have been (in millions, except per share amounts):

	Year Ended December 31,
	2016	2015
	(unaudited)
Total revenues	$11,297	$12,776
Net income attributable to CST stockholders	$324	$166
Net income per share - diluted	$4.25	$2.17
Divestitures
During the fourth quarter of 2014, we closed on the sale of 71 retail sites that were identified for divestiture as part of our network optimization plan and recognized a gain of $32 million in “Gain on sale of assets, net” on the consolidated statement of income.
During the year ended December 31, 2015, CST closed on the sale of 25 retail sites related to our network optimization plan and recognized a gain of $7 million in “Gain on sale of assets, net” on the consolidated statements of income.

Note 4.	ASSET IMPAIRMENTS
Where applicable, our retail sites are the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of long-lived assets. Cash flows from each retail site vary from year to year and as a result, we identified and recorded asset impairments in 2016, 2015 and 2014 of $2 million, $1 million and $3 million, respectively, as changes in market demographics, traffic patterns, competition and other factors impacted the overall operations of certain of our individual retail sites.
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
Financial Instruments
The aggregate fair value and carrying amount of the CST senior notes, credit facility and term loan at December 31, 2016 and 2015 were $1.1 billion and $1.0 billion, respectively. The fair value of the CST term loan and credit facility approximate their carrying value due to the frequency with which interest rates are reset. The fair value of the CST senior notes is determined primarily using quoted prices of over-the-counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $442 million as of December 31, 2016 and $358 million as of December 31, 2015 due to the frequency with which interest rates are reset.
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
Nonrecurring Fair Value Measurements
As discussed in Notes 4 and 8, we have written certain of our sites down to their fair value during the periods presented. The fair value of the assets were derived using either an income approach or estimated net sales proceeds. The income approach reflects internally developed discounted cash flows that include, among other things, our expectations of future cash flows based on sales volumes, gross profits and operating expenses. We consider the inputs for this approach to be Level 3.
Assets classified as held for sale and written down to fair value at September 30, 2014 based on expected net sales proceeds were sold in the fourth quarter of 2014. We consider the inputs for this approach to be Level 2.
The following table displays valuation techniques for our nonfinancial assets measured at fair value on a nonrecurring basis as of December 31, 2016, 2015 and 2014 (in millions):

	Valuation Techniques	Fair Value	Net Book Value	Impairment
Level 3 assets as of December 31, 2016:
Property and equipment	Income approach	$4	$6	$2
Level 3 assets as of December 31, 2015:
Property and equipment	Income approach	$—	$1	$1
Level 3 assets as of December 31, 2014:
Property and equipment	Income approach	$2	$3	$1

Note 6.	RECEIVABLES
Receivables consisted of the following (in millions):

	December 31,
	2016	2015
Trade receivables	$132	$89
Other	64	47
Total receivables	196	136
Allowance for doubtful accounts	(1)	(1)
Receivables, net	$195	$135

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance as of beginning of year	$1	$1	$1
Acquisitions	—	—	—
Increase in allowance charged to expense	—	—	—
Accounts charged against the allowance, net of recoveries	—	—	—
Balance as of end of year	$1	$1	$1
Note 7.     INVENTORIES
Inventories consisted of the following (in millions):

	December 31,	December 31,
	2016	2015
Convenience store merchandise	$156	$139
Motor fuel	92	83
Supplies	2	2
Inventories	$250	$224
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of December 31, 2016, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $8 million. As of December 31, 2015, the replacement cost (market value) of our U.S. motor fuel inventories equaled their LIFO carrying amount. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.
Note 8. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	December 31,	December 31,
	2016	2015
Land	$813	$710
Buildings	949	759
Equipment	974	876
Land improvements and leasehold improvements	396	323
Other(a)	252	197
Asset retirement obligations	92	78
Construction in progress	89	67
Property and equipment, at cost	3,565	3,010
Accumulated depreciation	(923)	(786)
Property and equipment, net	$2,642	$2,224
(a) Other property and equipment noted in the table above consists primarily of signage and other imaging assets and computer hardware and software.
Depreciation expense related to CST for the years ended December 31, 2016, 2015 and 2014 was $162 million, $122 million and $114 million, respectively. Depreciation expense related to CrossAmerica for the years ended December 31, 2016 and 2015 and the three months ended December 31, 2014 was $53 million, $42 million and $8 million, respectively.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST had certain retail sites under capital leases totaling $19 million and $18 million, which are included in the table above, as of December 31, 2016 and 2015, respectively. Accumulated depreciation on assets under capital leases was $7 million and $5 million as of December 31, 2016 and 2015, respectively.
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites, and because CrossAmerica has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these sites, as well as certain leases accounted for as capital leases. The total cost and accumulated amortization of property and equipment recorded by CrossAmerica under sale leaseback transactions and capital leases was $101 million and $24 million, respectively, at December 31, 2016 and $58 million and $17 million, respectively, at December 31, 2015.
See Note 14 for future minimum rental payments on capital lease obligations.
Note 9. GOODWILL
Changes in goodwill during the years ended December 31, 2016 and 2015 consisted of the following (in millions):

	U.S. Retail Segment	Canadian Retail Segment	CrossAmerica	Consolidated
Balance at December 31, 2014	$19	$—	$223	$242
Acquisitions	16	$2	$41	$59
Purchase price adjustment	—	$—	$119	$119
Balance at December 31, 2015	$35	$2	$383	$420
Acquisitions	191	—	8	199
Balance at December 31, 2016	$226	$2	$391	$619
For purposes of our annual goodwill impairment test for our reporting units, we performed a qualitative assessment. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill was not impaired at December 31, 2016.
Note 10. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US Retail Segment:
Flash Foods trademarks/tradenames	$22	$(2)	$20	$—	$—	$—
Other(a)	12	(2)	10	8	(1)	7
US total	34	(4)	30	8	(1)	7
Canadian Retail Segment:
Customer lists(b)	95	(89)	6	92	(80)	12
Total CST	129	(93)	36	100	(81)	19
CrossAmerica:
Wholesale fuel supply contracts/rights	401	(87)	314	388	(56)	332
Below market leases	12	(7)	5	11	(5)	6
Other	5	(3)	2	6	(4)	2
Total CrossAmerica	418	(97)	321	405	(65)	340
CST consolidated total	$547	$(190)	$357	$505	$(146)	$359

(a)	Other consists of fuel supply agreements, franchise agreements, pipeline shipping rights, licenses and permits.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
Our customer lists in our Canadian Retail segment are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

Finite lived intangible assets in our U.S. Retail segment include trademarks and tradenames, fuel supply agreements, franchise agreements, pipeline shipping rights, licenses and permits, which are amortized on a straight-line basis over lives not exceeding 15 years.
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
Amortization expense related to CST intangible assets was $9 million, $7 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate amortization expense for CST is expected to be $4 million, $4 million, $4 million,$4 million and $3 million for years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.
Amortization expense related to CrossAmerica intangible assets was $33 million and $31 million for the years ended December 31, 2016 and 2015 and $10 million for the three months ended December 31, 2014. Aggregate amortization expense for CrossAmerica is expected to be $32 million, $32 million, $29 million, $29 million, and $28 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.
Note 11. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses consisted of the following (in millions):

	December 31,
	2016	2015
Wage and other employee-related liabilities	$32	$32
Environmental liabilities	2	2
Self-insurance accruals (see Note 14)	1	1
Asset retirement obligations	3	3
Accrued interest	6	6
Other	26	27
Total accrued expenses	$70	$71
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2016	2015
Environmental liabilities	$4	$3
Self-insurance accruals (see Note 14)	5	16
CrossAmerica sale and leaseback obligations, net of deferred financing fees	78	27
Other	49	39
Total other long-term liabilities	$136	$85
Other Accrued Expenses and Long-term Liabilities
Other accrued expenses include accrued liabilities for legal matters that are both probable and reasonably estimable, retention bonuses for certain non-executive employees, unearned revenue related to our Canadian business and home energy operations and various other items, none of which are material.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term liabilities include security deposits, contingent liabilities related to legal matters that are both probable and reasonably estimable and various other items, none of which are material.
Sale Leaseback Obligations
CrossAmerica is the lessee in certain sale-leaseback transactions for certain sites that expire through 2032, and as they have continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The future minimum lease payments under sale leaseback financing obligations as of December 31, 2016 are as follows (in millions):

Sale Leaseback Obligations
2017	$6
2018	7
2019	7
2020	7
2021	7
Thereafter	69
Total future minimum lease payments	103
Less interest component	70
Present value of minimum lease payments	33
Plus net book value of property at end of lease	21
Plus deferred gain to be recognized at end of lease	26
Gross sale leaseback obligations	80
Current portion	1
Long-term portion	79
Deferred financing costs, net	1
Long-term portion, net of deferred financing costs	$78
Sale Leaseback Transaction
In December 2016, CrossAmerica sold the real property at 17 retail sites acquired through the State Oil Assets acquisition for cash proceeds of $25 million, which were used to repay borrowings on its credit facility. CrossAmerica leases these properties for an initial term of 15 years with three renewal options of approximately five years each. Under the triple net lease, annual rent is initially $1.6 million based on a 6.5% capitalization rate and increases every 5 years based on inflation. Because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded a liability for the proceeds received and will amortize this liability over the lease term as rent payments are made.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in our asset retirement obligations were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Asset retirement obligations as of beginning of year	$116	$105	$82
Acquisition of CrossAmerica	—	—	19
Acquisition of Flash Foods	13	—	—
Additions to accrual	4	13	7
Accretion expense	6	5	5
Settlements	(7)	(4)	(6)
Foreign currency translation	—	(3)	(2)
Asset retirement obligations as of end of year	$132	$116	$105
Less current portion (included in accrued expenses)	(3)	(3)	(3)
Asset retirement obligations, less current portion	$129	$113	$102
Note 12. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	December 31,	December 31,
	2016	2015
CST debt and capital leases:(a)
$500 million revolving credit facility	$150	$60
Term loan due 2019	338	406
5.00% senior notes due 2023	550	550
Total CST outstanding debt	1,038	1,016
Deferred financing fees	(12)	(14)
Capital leases	12	14
Total CST debt and capital leases	$1,038	$1,016
CrossAmerica debt and capital leases:(b)
$550 million revolving credit facility	$442	$358
Other debt	1	27
Total CrossAmerica outstanding debt	443	385
Deferred financing fees	(4)	(4)
Capital leases	28	32
Total CrossAmerica debt and capital leases	$467	$413
Total consolidated debt and capital lease obligations outstanding	$1,505	$1,429
Less current portion–CST	76	130
Less current portion–CrossAmerica	2	9
Consolidated debt and capital lease obligations, less current portion	$1,427	$1,290
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents principal payments due for each of the next five years and thereafter (in millions):

Years Ending December 31,	CST	CrossAmerica	Total Consolidated Principal to be Repaid
2017	$75	$—	$75
2018	75	1	76
2019	338	442	780
2020	—	—	—
2021	—	—	—
Thereafter	550	—	550
Total	$1,038	$443	$1,481
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
If CST sells certain assets (including sales to CrossAmerica) and does not repay certain debt or reinvest the proceeds of such sales (as defined in the indenture) within certain periods of time, CST will be required to use such proceeds to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Upon the occurrence of certain specific change of control events, CST will be required to offer to repurchase all outstanding notes at 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
The indenture governing the notes, among other things, imposes limitations on CST’s ability to: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock; make specified types of investments and acquisitions; enter into new lines of business; enter into transactions with affiliates; and sell assets or merge with other companies. After giving effect to the applicable restrictions on the payments of dividends under the indenture, as of December 31, 2016, the Company had at least $133 million of its net income and retained earnings free of such restrictions.
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
CST’s amended credit facility provides for an initial aggregate amount of $1.0 billion in financing, with a final maturity date on September 30, 2019, consisting of the following:

•	a funded term loan in an initial aggregate principal amount of $500 million, which has amortized to $337.5 million as of December 31, 2016; and

•	a revolving credit facility with up to an aggregate principal amount of borrowings of $500 million.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
customary affirmative and negative covenants for credit agreements of this type, including limitations on CST and CST’s guarantor subsidiaries with respect to indebtedness, liens, fundamental changes, restrictive agreements, prepayments and amendments of certain indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates and dividends and redemptions or repurchases of stock; and

•
financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 : 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 : 1.00, and (c) limitations on capital expenditures. As of December 31, 2016, CST was in compliance with these covenants.

Outstanding borrowings currently under this credit facility bear a weighted average interest of 2.25% as of December 31, 2016.
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
Availability under this revolving credit facility (expires 2019) was as follows (in millions):

	December 31,
	2016	2015
Total available credit facility limit	$500	$300
Draws outstanding on revolving credit facility	(150)	(60)
Letters of credit outstanding	(6)	(4)
Maximum leverage ratio constraint	—	—
Total available and undrawn	$344	$236
CrossAmerica Credit Facility
At the date of the GP Purchase, CrossAmerica entered into an amended and restated credit agreement. This credit facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550 million, under which swing-line loans may be drawn up to $25 million and standby letters of credit may be issued up to an aggregate of $45 million. This credit facility may be increased, from time to time, upon CrossAmerica’s written request, subject to certain conditions, up to an additional $100 million. All obligations under the credit facility are secured by substantially all of the assets of CrossAmerica and its subsidiaries. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica have, after giving effect to such acquisition, at least $20 million, in the aggregate, of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. The amount of availability at December 31, 2016 under the credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $94 million. The weighted-average interest rate on outstanding borrowings at December 31, 2016, was 3.53%.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition. The total leverage ratio shall not exceed 5.00 : 1.00 for the first three full fiscal quarters following the closing of a material acquisition or 5.50 : 1.00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175 million or greater. CrossAmerica is also required to maintain a senior leverage ratio (as defined) after the issuance of qualified senior notes of $175 million or greater of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 : 1.00. CrossAmerica was in compliance with these covenants as of December 31, 2016.
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
In December 2016, the credit facility was amended as summarized below:

•	Modified certain terms to permit the acquisition of the Partnership’s general partner indirectly by Couche-Tard;

•	Reduced the threshold for qualifying as a “material acquisition” from $50 million to $30 million;

•	Extended the time period from two to three quarters that the leverage ratio following a material acquisition can be 5.00 : 1.00;

•	Created further flexibility to conduct sale leaseback transactions;

•	Increased swing-line loan capacity from $10 million to $25 million; and

•	Certain other operational and technical amendments.
CrossAmerica Other Debt
CrossAmerica issued a $1 million note payable in connection with a 2013 acquisition. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these sites.
Renegotiation of Rocky Top Purchase Obligation
CrossAmerica renegotiated the terms of a deferred seller financing obligation that obligated it to purchase certain sites. As a result, during the second quarter of 2016, CrossAmerica reclassified the liability associated with this financing obligation from debt and capital lease obligations to lease financing obligations within accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet.
Note 13. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related party and account for these transactions as entities under common control, all of which are eliminated upon consolidation.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment operating the leased sites under a master fuel distribution agreement and a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon. The lease agreement is a triple net lease with an annual lease rate of 7.5% of the fair value of the leased property at inception. The U.S. Retail segment purchased motor fuel from CrossAmerica of approximately 79 million and 78 million gallons during the years ended December 31, 2016 and 2015, respectively. We incurred rent expense on retail sites leased from CrossAmerica of $17 million and $9 million during the years ended December 31, 2016 and 2015, respectively. Amounts payable to CrossAmerica totaled $4 million and $2 million at December 31, 2016 and December 31, 2015, respectively, related to these transactions.
CST Fuel Supply
CST Fuel Supply provides wholesale motor fuel distribution to the majority of the U.S. Retail retail sites on a fixed markup per gallon. CrossAmerica currently owns a 17.5% equity interest in CST Fuel Supply. CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST distributed $16 million and $11 million in cash to CrossAmerica during the years ended December 31, 2016 and 2015, respectively, related to CrossAmerica’s equity ownership interests in CST Fuel Supply.
Refund payment related to CST sale of California and Wyoming Assets
In July 2016, we provided a refund payment to CrossAmerica related to its 17.5% interest in CST Fuel Supply as a result of our sale of the California and Wyoming retail sites to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund was to make CrossAmerica whole for the decrease in the value of its interest in CST Fuel Supply arising from sales volume decreases. The total purchase price refund we paid CrossAmerica, as approved by the independent conflicts committee of the GP Board and by the executive committee of our Board of Directors, was approximately $18 million.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
Amended Omnibus Agreement
CST provides management and corporate support services to CrossAmerica and charged CrossAmerica $13 million and $10 million under the terms of the Amended Omnibus Agreement for these services during the years ended December 31, 2016 and 2015, respectively. CST charged non-cash stock-based compensation and incentive compensation costs to CrossAmerica of $5 million for the years ended December 31, 2016 and 2015. Receivables from CrossAmerica were $10 million and $9 million at December 31, 2016 and 2015, respectively.
Effective January 1, 2016, the fixed billing component of the management fee under the Amended Omnibus Agreement was increased to $856,000 per month. This increase was approved by the executive committee of the Board of Directors and on behalf of CrossAmerica by the independent conflicts committee of the GP Board. At the end of each calendar year, CST and CrossAmerica have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. CST and CrossAmerica also have the right to negotiate the amount of the annual management fee as circumstances require.
As approved by the independent conflicts committee of the GP Board and the executive committee of our Board of Directors, CrossAmerica and CST may mutually agree to settle, from time to time, some or all of the amount due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. CrossAmerica issued the following common units to us as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended June 30, 2015	July 16, 2015	145,056
Quarter ended September 30, 2015	October 26, 2015	114,256
Quarter ended December 31, 2015	March 31, 2016	145,137
Quarter ended March 31, 2016	May 9, 2016	83,218
Quarter ended June 30, 2016	August 2, 2016	101,087
Quarter ended September 30, 2016	October 27, 2016	110,824
Quarter ended December 31, 2016	*	171,039
* Expected to be issued on February 28, 2017
IDR and Common Unit Distributions
CST received cash distributions related to its ownership of CrossAmerica’s IDRs and common units as follows (in millions):

	Year Ended December 31,
	2016	2015
IDRs	$3	$1
Common unit distributions	16	8
Total	$19	$9

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Wholesale Motor Fuel Sales and Real Estate Rentals
Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in millions):

	Year Ended December 31,
	2016	2015
Revenues from motor fuel sales to DMS and its affiliates	$254	$323
Rental income from DMS and its affiliates	$21	$23
Receivables from DMS and its affiliates totaled $9 million and $7 million at December 31, 2016 and 2015, respectively.
Revenues from rental income from Topstar Enterprises was $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Aircraft Usage Costs
From time to time, we lease, on a non-exclusive basis, an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board of Directors and her husband, as previously approved in March 2015 by the Audit Committee of the Board of Directors. Lease costs incurred by us for use of this aircraft were $0.2 million for the years ended December 31, 2016 and 2015.
From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of the GP Board, as previously approved in August 2013 by the independent conflicts committee of the GP Board. CrossAmerica incurred an immaterial amount of lease costs related to these aircraft in 2016. Lease costs incurred by CrossAmerica for use of these aircraft were $0.2 million and $0.3 million for the years ended 2015 and 2014, respectively, for the use of these aircrafts.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the GP Board. CrossAmerica incurred $1.6 million, $1.3 million and $1.4 million with this related party for the years ended December 31, 2016, 2015 and 2014, respectively.
CrossAmerica Principal Executive Offices
The CrossAmerica principal executive offices are in Allentown, Pennsylvania. Through February 2016, they subleased office space from CST that CST leased from DMI. Since February 2016, they have subleased office space from CST that CST leased from an affiliate of John B. Reilly, III and Mr. Topper, both directors of the GP Board. The management fee charged under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. In addition, they paid amounts directly to DMI and the affiliate of J.B. Reilly, III amounting to $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Conversion of Subordinated Units
On February 25, 2016, all 7,525,000 outstanding subordinated units representing limited partner interests in CrossAmerica automatically converted into common units on a one-for-one basis.
Joseph V. Topper, Jr. and entities wholly owned and managed by Mr. Topper collectively owned 6,786,499 subordinated units and therefore received 6,786,499 common units of CrossAmerica as a result of the conversion. CST may be deemed to have beneficial ownership of the 6,786,499 common units as a result of a voting agreement by and between CST and Mr. Topper and his affiliates.
Note 14. COMMITMENTS AND CONTINGENCIES
Leases
We have long-term operating lease commitments for land, office facilities, retail sites, retail site buildings and related equipment that generally contain renewal options for periods ranging from five to ten years. In addition to minimum rental payments, certain

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases require additional contingent payments based on motor fuel volume sold. We also have capital lease commitments for certain retail sites as described in Note 8. In most cases, we expect that in the normal course of business, our leases will be renewed or replaced by other leases.
As of December 31, 2016, our consolidated future minimum lease payments for (i) operating leases having initial or remaining noncancelable lease terms in excess of one year and (ii) capital leases were as follows (in millions):

	Operating Leases
	CST	CrossAmerica	Total
2017	$41	$17	$58
2018	37	15	52
2019	33	14	47
2020	29	12	41
2021	26	9	35
Thereafter	105	39	144
Total minimum rental payments	$271	$106	$377

	Capital Leases
	CST	CrossAmerica	Total
2017	$4	$6	$10
2018	4	7	11
2019	3	7	10
2020	3	7	10
2021	3	7	10
Thereafter	14	69	83
Total minimum rental payments	$31	$103	$134
Less amount representing interest	(17)	(70)	(87)
Net minimum rental payments	$14	$33	$47
Rental expense was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Minimum rental expense	$69	$59	$33
Contingent rental expense	19	19	20
Total rental expense	$88	$78	$53

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica’s Renegotiation of Rocky Top Purchase Obligation
In connection with the Rocky Top acquisition completed in September 2013, CrossAmerica entered into a deferred seller financing arrangement, which obligated it to purchase certain sites over a 5-year period for an average of $5 million per year beginning in 2016 at a 7.7% capitalization rate. In June 2016, the Partnership renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and 8 months with four renewal options of five years each. Under this triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded the liability on our balance sheet at fair value on the date of the reclassification, which approximated its carrying value. During the second quarter of 2016, we reclassified the liability from debt and capital lease obligations to accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet.
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
As a result, four class actions were filed on the same day in the matters of (i) Simon Jacques vs. Ultramar et al in the Superior Court of Québec, District of Québec City, (ii) Daniel Thouin/ Marcel Lafontaine vs. Ultramar et al, Superior Court of Québec, District of Montreal, (iii) Michael Jeanson et al vs. Ultramar et al, Superior Court of Québec, District of Hull and (iv) Thibeau vs. Ultramar et al, Superior Court of Québec, District of Montreal. As required, pursuant to the civil procedure rules in effect, the first filed claim is given priority, and the others are suspended pending final judgment on the first filed claim. The plaintiffs’ lawsuits alleged the existence of a conspiracy beyond the scope of the time and geographic regions of the guilty pleas. Hearings on class suitability took place in September 2009, and in November 2009 and the court allowed plaintiffs to assert claims for a time range of 2002 to 2006, but limited the geographic area of the claims to the four limited markets, which were the subject of the investigation by the Competition Bureau. Plaintiffs amended their claims to assert claims, which include claims for 2001 and claims for interest and attorneys fees. During the fourth quarter of 2012, we concluded a loss was probable and reasonably estimable and as such, we recorded an immaterial loss contingency liability for the amount we believe could be assessed against Ultramar. Ultramar and other defendants reached a tentative settlement agreement with plaintiffs on October 16, 2016, which is still subject to approval by the courts. We have recorded our portion of the settlement as of December 31, 2016.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2016 and 2015, our environmental reserves recorded in the consolidated financial statements were $6 million and $5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
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
Self-Insurance Matters
We are partially self-insured for our general liability insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. All of our liability and property insurance policies contain retention and deductible clauses that limit our loss exposure. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an employee injury plan in compliance with the Employee Retirement Income Security Act of 1974 in the U.S., which is self-insured. For our U.S. operations outside of Texas, we maintain statutory workers’ compensation insurance, which is partially self-insured. In Canada, we are a subscriber under the public system workers’ compensation of the provinces where we operate. As of December 31, 2016, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 31, 2016. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position, results of operations and cash flows. Valero has fully indemnified us for the portion of the liability relating to claims incurred up to the date of the separation and the distribution and we accordingly have an associated asset of $5 million related to these claims.
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. EQUITY
CST Share Activity
A total of 250 million shares of CST common stock, $0.01 par value, have been authorized of which 77,935,731 were issued and 75,749,114 were outstanding as of December 31, 2016, and 77,749,964 were issued and 75,615,766 were outstanding as of December 31, 2015. Included in these amounts were 310 and 140,053 shares as of December 31, 2016 and 2015, respectively, which represent restricted shares that were not yet vested.
In connection with the GP Purchase and IDR Purchase, we issued 2,044,490 unregistered shares of our common stock on October 1, 2014.
Activity related to shares of CST’s common stock and treasury stock was as follows (in thousands):

	Common Stock	Treasury Stock
Balance at December 31, 2014	77,674	(513)
Transactions in connection with stock-based compensation plans:
Stock issuances	76	—
Stock repurchases	—	(29)
Stock repurchases under buyback program	—	(1,592)
Balance at December 31, 2015	77,750	(2,134)
Transactions in connection with stock-based compensation plans:
Stock issuances	186	—
Stock repurchases	—	(53)
Stock repurchases under buyback program	—	—
Balance at December 31, 2016	77,936	(2,187)
CST Treasury Stock
For the year ended December 31, 2015, we purchased 1,592,477 of our common shares for a total purchase price of $64 million as part of our publicly announced share repurchase program. During 2016 and 2015, we also withheld 69,541 and 29,007 shares of our common stock with a total fair value of $3 million and $1 million in connection with withholding taxes related to the exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units. During 2016, we issued 17,122 treasury shares to our employees as part of our employee stock purchase plan.
CST Dividends
We paid regular quarterly cash dividends of $0.0625 per common share, or $5 million, each quarter, commencing with the quarter ended September 30, 2013 through the quarter ended June 30, 2016. The Merger Agreement prohibits, among other things, us from declaring and paying quarterly cash dividends between August 21, 2016 and completion of our Merger. Our indebtedness also restricts our ability to pay dividends. It is uncertain that we will pay dividends in the future at previous levels or at all. Dividend activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per share)	Cash Distribution (in millions)
December 31, 2015	December 31, 2015	January 15, 2016	$0.0625	$5
March 31, 2016	March 31, 2016	April 15, 2016	$0.0625	$5
June 30, 2016	June 30, 2016	July 15, 2016	$0.0625	$5

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Purchases of CrossAmerica Common Units
On September 21, 2015, we announced that the independent executive committee of our Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion.
We made no purchases under the unit purchase program during the year ended December 31, 2016. From inception through December 31, 2016, we had purchased $20 million, or 804,667 common units, at an average price of $24.64 per common unit, which units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. The Merger Agreement precludes CST from making any further purchases of CrossAmerica common units.
CrossAmerica Distributions
Quarterly distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$20
June 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$20
September 30, 2016	November 4, 2016	November 15, 2016	$0.6075	$20
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$21
The amount of any distribution is subject to the discretion of the GP Board, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s partnership agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future.
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
CST Stock Repurchase Plan
On August 5, 2014, our Board of Directors approved a stock repurchase plan under which we are authorized to purchase shares of our common stock up to a maximum dollar amount of $200 million, until such authorization is exhausted or withdrawn by our Board of Directors. We did not repurchase any of our common stock during the year ended December 31, 2016 and have $114 million remaining under the plan. The Merger Agreement prohibits CST from making any further repurchases of CST common stock.
The following table shows our share repurchase activity since inception of the plan through December 31, 2016:

Quarter Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased	Amount Remaining under the Plan
December 31, 2014	501,750	$42.98	$21,564,669	$178,435,331
March 31, 2015	334,584	$41.98	$14,044,494	$164,390,837
June 30, 2015	369,348	$40.20	$14,848,306	$149,542,531
September 30, 2015	888,545	$39.56	$35,151,634	$114,390,897
December 31, 2015	—	$—	$—	$114,390,897
Jan. 1 - December 31, 2016	—	$—	$—	$114,390,897
Total	2,094,227		$85,609,103	$114,390,897

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There have been no repurchases of CST stock under this stock repurchase program subsequent to December 31, 2016.
CrossAmerica Common Unit Repurchase Program
In November 2015, the GP Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in CrossAmerica. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The Merger Agreement precludes CrossAmerica from making any further repurchases of its common units. The following table shows the purchases made through December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - December 31, 2015	154,158	$23.37	$3,603,071	$21,396,929
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	23.86	500,413	18,144,276
July 1 - September 30, 2016	—	—	—	18,144,276
October 1 - December 31, 2016	—	—	—	18,144,276
Total	287,621		$6,855,724	$18,144,276
CrossAmerica did not repurchase any common units from January 1, 2017 through the date of this filing.
Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$(30)	$77	$133
Other comprehensive income (loss) before reclassifications	5	(107)	(56)
Amounts reclassified from other comprehensive income	—	—	—
Net other comprehensive income (loss)	5	(107)	(56)
Balance at the end of the period	$(25)	$(30)	$77
Noncontrolling Interest
Noncontrolling interest represents the limited partner equity in CrossAmerica owned by outside limited partners. As a result of the GP Purchase, we adjusted the noncontrolling interest to $767 million as a result of consolidating the net assets of CrossAmerica at their fair values. As discussed in Note 1, CST owns 19.8% of the limited partner interest in CrossAmerica as of December 31, 2016. CST’s ownership interest in CrossAmerica has resulted in adjustments to noncontrolling interest of $166 million recorded as a component of CST’s equity.
Note 16. EQUITY-BASED COMPENSATION
Overview of CST Plans
The CST Plan permits us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance based awards, other stock-based awards and cash awards to CST officers, directors and certain other employees. The CST Plan

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided for a pool of 7.5 million shares of our common stock, and as of December 31, 2016 there were 5.1 million shares available for grant under the CST Plan.
Compensation expense for CST’s stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of each vesting tranche. We record stock-based compensation as components of operating expenses and administrative expenses in the consolidated statements of income.
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
We recognized equity-based compensation expense as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Equity-based compensation related to CST	$13	$12	$10
Equity-based compensation related to CrossAmerica	4	5	8
Total equity-based compensation expense	$17	$17	$18
During the year ended December 31, 2016, we recognized $4 million of equity-based compensation expense, of which $3 million was attributable to CST and $1 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant. During the year ended December 31, 2015, we recognized $4 million of equity-based compensation expense, of which $2 million was attributable to CST and $2 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant.
CST Stock Options
Stock options granted under the CST Plan become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Exercise prices of these stock options are equal to the market value of the CST common stock on the date of grant. Market value is defined by the CST Plan as the mean of the highest and lowest prices per share of our common stock on the NYSE on the date of grant. As of December 31, 2016, options to purchase 1.5 million shares were outstanding with exercise prices ranging from $29.53 to $44.34 per share.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes all CST stock option activity, which includes the portion rebilled to CrossAmerica, during the years ended December 31, 2016 and 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Options outstanding at December 31, 2014	603,839	$30.86	8.9	$8

Granted	695,700	$41.44
Exercised	(4,102)	$29.86		$—
Unvested options forfeited	(5,746)	$37.97
Options outstanding at December 31, 2015	1,289,691	$36.54	8.6	$5

Granted	417,462	$38.77
Exercised	(168,780)	$39.01		$2
Unvested options forfeited	(42,573)	$41.24
Options outstanding at December 31, 2016	1,495,800	$36.75	7.9	$17

Options exercisable at December 31, 2016	652,469	$34.01	7.3	$9
The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the stock option holders if all of the in-the-money options were exercised on December 31, 2016. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2016 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2016 and 2015:

	Year Ended December 31,
	2016	2015
Expected term (years)	6.00	6.00
Expected stock price volatility	29.05%	25.31%
Risk-free interest rate	1.49%	1.75%
Expected dividend yield	0.64%	0.60%
Expected term was estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term due to the lack of prior grant history and a relatively small number of recent expected life assumptions available from our peers. Expected stock price volatility was based on the weighted-average of our peer group’s median implied volatility, our own mean reversion volatility, and the median of our peer group’s most recent volatilities over the expected term. The risk-free interest rate was based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. The risk free rate was calculated by interpolating between the published 5-year and 7-year U.S. Treasury spot rates. The expected dividend yield was based on the market value of the common stock on the date of grant (as defined by the CST Plan) and assumed future annual dividends of $0.25 per share.
The weighted-average fair value of stock options granted under the CST Plan in 2016 was $11.06. As of December 31, 2016 there was $2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Restricted Stock
Restricted stock awards granted under the CST Plan participate in dividends and vest under one of the following schedules:

•	in full on the first anniversary of their date of grant;

•	in full on the third anniversary of their date of grant;

•	in three equal increments on the first, second and third anniversaries of their date of grant.
The following summarizes all restricted stock activity during the years ended December 31, 2016 and 2015:

	Number of CST Shares	Weighted-Average Grant-Date Fair Value
Restricted shares outstanding at December 31, 2014	176,323	$30.03
Granted	22,820	$41.41
Vested	(58,170)	$30.46
Forfeited	(920)	$29.53
Restricted shares outstanding at December 31, 2015	140,053	$31.70
Granted	—	$—
Vested	(139,483)	$31.71
Forfeited	(260)	$29.53
Restricted shares outstanding at December 31, 2016	310	$31.25
The fair value of each share of restricted stock is estimated on the date of grant as the mean of the highest and lowest prices per share of our stock price on the NYSE on the date of grant. As of December 31, 2016, there was an immaterial amount of unrecognized compensation cost related to unvested restricted stock. This remaining cost is expected to be recognized over a weighted-average period of approximately 0.2 years.
CST Restricted Stock Units
Restricted stock units granted under the CST Plan participate in dividends and vest in three equal increments on the first, second and third anniversaries of their date of grant.
The following summarizes all CST restricted stock unit activity, which includes the portion rebilled to CrossAmerica, during the years ended December 31, 2016 and 2015:

	Number of CST Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2014	141,252	$31.46
Granted	135,746	$41.53
Vested	(49,512)	$32.12
Forfeited	(1,136)	$39.29
Restricted stock units outstanding at December 31, 2015	226,350	$37.32
Granted	150,667	$38.76
Vested	(124,696)	$37.19
Forfeited	(10,845)	$40.46
Restricted stock units outstanding at December 31, 2016	241,476	$38.14
The fair value of each restricted stock units is estimated on the date of grant as the mean of the highest and lowest prices per share of CST’s stock price on the NYSE on the date of grant. As of December 31, 2016, there was $2 million of unrecognized compensation cost related to unvested restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Market Share Units
Additionally in 2016 there were 93,249 market share units granted representing the targeted number of equity based awards that will be settled in CST common shares on the third anniversary of their grant date, at which time dividends will be calculated and paid for the three prior years. The number of shares that will ultimately vest is subject to market and performance conditions as outlined in the market share unit award agreement. The fair value of these units was estimated on the grant date using a Monte Carlo simulation based on the following assumptions:

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
CrossAmerica Equity-Based Awards
The CrossAmerica Plan is a long-term incentive plan for employees, officers, consultants and directors of the General Partner of CrossAmerica and any of its affiliates who perform services for CrossAmerica. The maximum number of common units of CrossAmerica that may be delivered with respect to awards under the CrossAmerica Plan is 1,505,000. Generally, the CrossAmerica Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis.
The GP Board may terminate or amend the CrossAmerica Plan at any time with respect to any common units for which a grant has not yet been made. The GP Board also has the right to alter or amend the CrossAmerica Plan or any part of the CrossAmerica Plan from time to time, including increasing the number of common units that may be granted, subject to unitholder approval as required by the exchange upon which common units of CrossAmerica are listed at that time.
CrossAmerica has primarily granted phantom units under the CrossAmerica Plan. Phantom units generally vest in three equal increments on the first, second and third anniversaries of their date of grant. However, grants made in the fourth quarter of 2014 and fourth quarter of 2015 to the non-employee members of the current GP Board vested in full on the first anniversary of their date of grant.
The following is a summary of phantom unit activity for the years ended December 31, 2016 and 2015:

Number of CrossAmerica Units
Phantom units outstanding at December 31, 2014	255,376
Granted	56,455
Vested	(144,982)
Forfeited	(7,718)
Phantom units outstanding at December 31, 2015	159,131
Granted	5,364
Vested	(115,118)
Forfeited	(2,063)
Phantom units outstanding at December 31, 2016	47,314
The fair value of the phantom units and other non-vested awards outstanding at December 31, 2016, based on the closing price of CrossAmerica’s common units, was $2 million. Unrecognized compensation expense related to the non-vested awards was $0.3 million at December 31, 2016 and is expected to be recognized over a weighted average period of 0.3 years.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the GP Purchase, all unvested awards held by covered persons and members of the former GP Board vested on October 1, 2014. As a result, 169,580 phantom units and certain other awards vested. The incremental charge recorded in the fourth quarter of 2014 associated with the accelerated vesting of these awards was approximately $5 million.
Note 17.     EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest; therefore, all earnings per common share information relates solely to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Year Ended December 31,
	2016		2015		2014
	Participating Awards	Common Stock	Participating Awards	Common Stock	Participating Awards	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$324		$149		$200
Less dividends declared:
Common stock		10		19		19
Undistributed earnings		$314		$130		$181

Weighted-average common shares outstanding (in thousands)	398	75,627	361	76,155	302	75,909
Earnings per common share
Distributed earnings	$0.12	$0.12	$0.25	$0.25	$0.25	$0.25
Undistributed earnings	4.14	4.14	1.70	1.70	2.38	2.38
Total earnings per common share	$4.26	$4.26	$1.95	$1.95	$2.63	$2.63

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$324	$149	$200

Weighted-average common shares outstanding (in thousands)	75,627	76,155	75,909
Common equivalent shares:
Stock options (in thousands)	228	120	34
Restricted stock (in thousands)	40	101	91
Restricted stock units (in thousands)	183	129	52
Market share units (in thousands)	59	—
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,137	76,505	76,086
Earnings per common share - assuming dilution	$4.24	$1.95	$2.63

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Weighted-average anti-dilutive stock awards (in thousands)	388	567	245
Note 18. INCOME TAXES
Income before income tax expense from our U.S. and Canadian operations was as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$384	$122	$188
Canadian operations	96	105	101
Income before income tax expense	$480	$227	$289
The following is a reconciliation of the U.S. statutory federal income tax rate (35% for all years presented) to the consolidated effective income tax rate:

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense at the U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income tax expense, net of U.S. federal income tax effect	2.2	1.5	1.6
Canadian operations	(1.9)	(3.6)	(2.6)
CrossAmerica operations	1.3	(0.4)	3.1
Credits	(0.1)	—	—
Canadian withholding tax	—	6.7	—
Other	0.3	(0.3)	0.7
Income tax expense	36.8%	38.9%	37.8%
CrossAmerica historically has not been subject to federal and most state income tax, with the exception of operations conducted through certain corporate subsidiaries. Excluding CrossAmerica, our 2016 effective tax rate was 35.6% compared to 39.3% for 2015.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense related to net income were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$69	$63	$59
U.S. state	9	8	6
Canada	22	24	20
Total current	100	95	85

Deferred:
U.S. federal	67	(7)	14
U.S. state	7	(4)	2
Canada	2	4	8
Total deferred	76	(7)	24
Income tax expense	$176	$88	$109
Excluding CrossAmerica, 2016 income tax expense was $178 million compared to $97 million in 2015.
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2016	2015
Deferred income tax assets:
Net operating losses	$4	$5
Lease financing obligation (CrossAmerica: $23 at December 31, 2016)	23	23
Inventories	5	6
Unpaid insurance reserve	2	5
Accrued expenses	10	11
Property and equipment	12	13
Intangibles	47	48
Other assets (CrossAmerica: $4 at December 31, 2016)	17	16
Total deferred income tax assets	120	127
Less: Valuation allowance (CrossAmerica: $6 at December 31, 2016)	(10)	(11)
Net deferred income tax assets	110	116

Deferred income tax liabilities:
Property and equipment (CrossAmerica: $68 at December 31, 2016)	(256)	(177)
Intangibles (CrossAmerica: $4 at December 31, 2016)	(13)	(13)
Investment in Partnership	(42)	(41)
Other (CrossAmerica: $2 at December 31, 2016)	(11)	(8)
Total deferred income tax liabilities	(322)	(239)
Net deferred income tax assets (liabilities) (CrossAmerica: $52 at December 31, 2016)	(212)	(123)
Less: Non-current deferred income tax asset	(62)	(63)
Non-current deferred income tax liability (CrossAmerica: $52 at December 31, 2016)	$(274)	$(186)

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the balance sheet deferred tax accounts reflects deferred income tax expense, the deferred tax impact of other comprehensive income items, adjustments related to the Spin-off and certain deferred taxes resulting from purchase accounting associated with the GP Purchase and noncontrolling interest shifts.
As of December 31, 2016, we had no income tax credit carryforwards. We have $91 million of state NOLs available for carry forward. The losses expire within a period of five to fifteen years. At December 31, 2016, we had valuation allowances of $10 million, a decrease of $1 million from 2015, primarily related to state NOL valuation allowances. The $10 million valuation is comprised of $4 million state net operating losses and $6 million associated with CrossAmerica’s valuation allowance that relates primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary difference.
Changes in the valuation allowance account consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$11	$7	$1
Charged to costs and expense	(1)	4	—
Charged to other accounts (a)	—	—	6
Balance at end of period	$10	$11	$7
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
As of December 31, 2016 and 2015, we did not have any significant unrecognized tax benefits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had minimal interest and penalties for the years ended December 31, 2016, 2015 and 2014.
We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by federal, state and foreign tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through the tax year 2009. In addition, we are subject to ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions. In general, the tax years January 1, 2010 through December 31, 2016, remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes of limitation periods.
The cumulative undistributed earnings of our foreign subsidiaries were approximately $924 million. On December 17, 2015, our Canadian subsidiary distributed property (a note receivable) worth $360 million to a subsidiary in the United States. CST incurred withholding taxes on the value of the property distributed, which was deducted in 2015 resulting in a net tax impact of $14 million. This transaction did not cause us to record deferred taxes on our continuing Canadian operations because we have the intent and the ability to indefinitely reinvest the remainder of the accumulated and future foreign earnings. During the year ended December 31, 2016, the Canadian subsidiary repaid $235 million of this loan. At December 31, 2016, the outstanding amount of this loan was $125 million. As this loan is repaid, no additional income taxes will be incurred. Accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes attributable to CrossAmerica’s earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual unit holder level.
Income taxes paid, net of income tax refunds, were $98 million, $107 million and $77 million for the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 and 2015 taxes include $1 million and $5 million for CrossAmerica. The CrossAmerica taxes for 2014 were immaterial.
Note 19.     EMPLOYEE BENEFIT PLANS
CST sponsors defined contribution plans that cover employees in the U.S. and Canada. Employees are eligible to participate in the plans once they meet the respective plans’ eligibility requirements, which differ depending on employee level and location. Once eligible, employees participating in the plans are entitled to receive employer matching contributions. Under these plans, employees can contribute a portion of their eligible compensation and CST will match these contributions at rates of 50% to 100% up to 4% of eligible compensation depending on employee level and location. At CST’s discretion, it may also make profit-sharing contributions to the plans to be allocated to participants. These contributions were 0%, 4% and 4% of eligible compensation for the years ended December 31, 2016, 2015 and 2014, respectively, as CST terminated profit-sharing contributions in 2016. Under these plans, we recorded contribution expenses of $5 million, $10 million and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively. These plans were put in place in 2013.
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
Prior to 2016, CrossAmerica netted lease executory costs such as real estate taxes, maintenance, and utilities that it paid and re-billed to customers against rental income on its statement of operations. During the first quarter of 2016, it began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $10 million increase in both rent income and operating expenses for the CrossAmerica segment for the year ended December 31, 2015.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canadian Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Year ended December 31, 2016:
Operating revenues	$6,210	$3,162	$1,734	$—	$—	$—	$11,106
Intersegment revenues	20	—	136	—	(156)	—	—
Gross profit	918	367	156	—	(1)	—	1,440
Depreciation, amortization and accretion expense	129	42	54	—	—	32	257
Operating income (loss)	558	112	57	(157)	—	(34)	536
Total expenditures for long-lived assets (including acquisitions)	$754	$46	$115	$—	$—	$—	$915

Year ended December 31, 2015:
Operating revenues	$5,981	$3,394	$2,080	$—	$—	$—	$11,455
Intersegment revenues	—	—	145	—	(145)	—	—
Gross profit	859	365	169	—	1	—	1,394
Depreciation, amortization and accretion expense	96	39	48	—	—	26	209
Operating income (loss)	287	114	67	(175)	—	(26)	267
Total expenditures for long-lived assets (including acquisitions)	$319	$63	$179	$—	$—	$—	$561

Year ended December 31, 2014:
Operating revenues	$7,482	$4,702	$570	$—	$—	$—	$12,754
Intersegment revenues	—	—	13	—	(13)	—	—
Gross profit	844	393	36	—		—	1,273
Depreciation, amortization and accretion expense	90	38	12	—	—	7	147
Operating income (loss)	345	119	11	(140)	—	(7)	328
Total expenditures for long-lived assets (including acquisitions)	$223	$59	$3	$—	$—	$—	$285
Operating revenues for our principal products were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Motor fuel sales (gasoline and diesel)	$8,526	$9,121	$10,580
Merchandise and services	2,169	1,928	1,692
Other	411	406	482
Total operating revenues	$11,106	$11,455	$12,754
CST’s other operating revenues are primarily derived from our Canadian business and home energy operations. Merchandise and services include revenues from car wash and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and access to ATMs. CrossAmerica’s other operating revenues primarily relate to rental income.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No single customer accounted for more than 10% of the operating revenues of CST.
Long-lived assets include property and equipment, goodwill and intangible assets. Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2016	2015
U.S.	$3,256	$2,661
Canada	362	342
Total long-lived assets	$3,618	$3,003
Total assets by reportable segment were as follows (in millions):

	December 31,
	2016	2015
U.S. Retail	$2,231	$1,581
Canadian Retail	617	771
CrossAmerica	1,522	1,477
Total reportable segment assets	$4,370	$3,829
Corporate assets of $6 million and $17 million at December 31, 2016 and 2015, respectively, were not allocated to the reportable segments and primarily relate to the indemnification receivable from Valero discussed in Note 13. CrossAmerica’s assets in the table above include $16 million and $6 million at December 31, 2016 and 2015, respectively, of assets that are eliminated upon consolidation.
Note 21. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Decrease (increase):
Receivables, net	$(44)	$25	$25
Inventories	2	3	5
Deferred income taxes	—	12	—
Prepaid expenses and other	(9)	4	(2)
Increase (decrease):
Accounts payable	(2)	27	15
Accounts payable to Valero	27	(15)	(66)
Accrued expenses	(3)	(6)	14
Amortization of deferred debt costs	—	3	3
Taxes other than income taxes	9	1	10
Income taxes payable	3	(32)	11
Deferred income taxes	—	(9)	—
Changes in working capital	$(17)	$13	$15
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	acquisitions, including the consolidation of CrossAmerica;

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Interest paid in excess of amount capitalized	$61	$53	$41
Income taxes paid	$98	$107	$77
See Note 13 for details of CrossAmerica management fees settled in common units in 2016 and 2015.
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
As a result of the continued integration of certain processes and systems of CrossAmerica’s recently acquired businesses, CrossAmerica committed to a workforce reduction affecting certain employees of CrossAmerica or its affiliates and recognized $3 million of estimated cost of severance and other benefits ratably over the required service period, included in general and administrative expenses.
A rollforward of our liability for severance and other termination benefits is as follows (in millions):

Balance at December 31, 2015	$9
Provision for termination benefits	2
Termination benefits paid	(10)
Balance at December 31, 2016	$1

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015 (in millions):

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$2,371	$2,988	$2,908	$2,839
Gross profit	337	370	390	343
Operating income	26	53	420	37
Net income attributable to CST	19	27	260	18
Basic earnings per common share	$0.24	$0.36	$3.42	$0.24
Diluted earnings per common share	$0.24	$0.36	$3.41	$0.23

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$2,666	$3,155	$3,092	$2,542
Gross profit	307	318	429	340
Operating income	21	43	148	55
Net income attributable to CST	14	25	85	25
Basic earnings per common share	$0.18	$0.32	$1.12	$0.34
Diluted earnings per common share	$0.18	$0.32	$1.12	$0.34
Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts.
All periods presented include the consolidated accounts of CrossAmerica.
Note 24. GUARANTOR SUBSIDIARIES
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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$94	$42	$—	$136	$1	$—	$137
Restricted cash	—	22	—	—	22	—	—	22
Receivables, net	1	92	75	—	168	42	(15)	195
Inventories	—	172	65	—	237	13	—	250
Prepaid taxes	—	2	—	—	2	1	—	3
Prepaid expenses and other	—	9	3	—	12	8	—	20
Total current assets	1	391	185	—	577	65	(15)	627
Property and equipment, at cost	—	2,195	550	—	2,745	822	(2)	3,565
Accumulated depreciation	—	(631)	(196)	—	(827)	(96)	—	(923)
Property and equipment, net	—	1,564	354	—	1,918	726	(2)	2,642
Intangible assets, net	—	30	6	—	36	321	—	357
Goodwill	—	226	2	—	228	391	—	619
Investment in subsidiaries	2,759	—	—	(2,759)	—	—	—	—
Investment in CrossAmerica	—	262	—	—	262	—	(262)	—
Deferred income taxes	—	—	62	—	62	—	—	62
Other assets, net	5	22	8		35	19	(1)	53
Total assets	$2,765	$2,495	$617	$(2,759)	$3,118	$1,522	$(280)	$4,360

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase as follows as of December 31, 2016:
			Property and equipment, net			$48
			Intangibles, net			$240
			Goodwill			$302

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$75	$1	$—	$—	$76	$2	$—	$78
Accounts payable	—	146	47	—	193	45	(15)	223
Accounts payable to Valero	(1)	100	82	—	181	—	—	181
Accrued expenses	5	33	16	—	54	16	—	70
Taxes other than income taxes	—	48	1	—	49	12	—	61
Income taxes payable	—	—	2	—	2	—	—	2
Total current liabilities	79	328	148	—	555	75	(15)	615
Debt and capital lease obligations, less current portion	951	7	6	—	964	465	(2)	1,427
Deferred income taxes	(1)	223	—	—	222	52	—	274
Intercompany payables (receivables)	490	(618)	128	—	—	—	—	—
Asset retirement obligations	—	85	16	—	101	28	—	129
Other long-term liabilities	6	14	16	—	36	100	—	136
Total liabilities	1,525	39	314	—	1,878	720	(17)	2,581
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	640	1,774	61	(1,835)	640	—	(11)	629
Treasury stock	(89)	—	—	—	(89)	—	—	(89)
Retained earnings	713	682	242	(924)	713	—	—	713
AOCI	(25)	—	—	—	(25)	—	—	(25)
Partners’ capital	—	—	—	—	—	802	(802)	—
Noncontrolling interest	—	—	—	—	—	—	550	550
Total stockholders’ equity	1,240	2,456	303	(2,759)	1,240	802	(263)	1,779
Total liabilities and stockholders’ equity	$2,765	$2,495	$617	$(2,759)	$3,118	$1,522	$(280)	$4,360
Deferred taxes and noncontrolling interest for CrossAmerica include $9 million and $581 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

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

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase discussed in the Form 10-K for the year ended December 31, 2015. These adjustments were as follows:

			Property and equipment, net			$62
			Intangibles, net			$258
			Goodwill			$302

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$129	$1	$—	$—	$130	$9	$—	$139
Accounts payable	2	105	68	(17)	158	32	(4)	186
Accounts payable to Valero	(1)	92	61	—	152	—	—	152
Accrued expenses	5	35	15	—	55	16	—	71
Taxes other than income taxes	—	31	1	—	32	10	—	42
Income taxes payable	—	3	5	17	25	1	—	26
Dividends payable	5	—	—	—	5	—	—	5
Total current liabilities	140	267	150	—	557	68	(4)	621
Debt and capital lease obligations, less current portion	874	8	5	—	887	404	(1)	1,290
Deferred income taxes	—	132	—	—	132	54	—	186
Intercompany payables (receivables)	(9)	(353)	362	—	—	—	—	—
Asset retirement obligations	—	75	15	—	90	23	—	113
Other long-term liabilities	15	11	13	—	39	46	—	85
Total liabilities	1,020	140	545	—	1,705	595	(5)	2,295
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	653	1,334	60	(1,394)	653	—	(26)	627
Treasury stock	(87)	—	—	—	(87)	—	—	(87)
Retained earnings	399	379	166	(545)	399	—	—	399
AOCI	(30)	—	—	—	(30)	—	—	(30)
Partners’ capital	—	—	—	—	—	882	(882)	—
Noncontrolling interest	—	—	—	—	—	—	635	635
Total stockholders’ equity	936	1,713	226	(1,939)	936	882	(273)	1,545
Total liabilities and stockholders’ equity	$1,956	$1,853	$771	$(1,939)	$2,641	$1,477	$(278)	$3,840
Deferred taxes and noncontrolling interest for CrossAmerica include $11 million and $612 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase discussed in Form 10-K for the year ended December 31, 2015.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$6,230	$3,162	$—	$9,392	$1,870	$(156)	$11,106
Cost of sales	—	5,312	2,795	—	8,107	1,714	(155)	9,666
Gross profit	—	918	367	—	1,285	156	(1)	1,440

Income from CST Fuel Supply Equity	—	—	—	—	—	16	(16)	—
Operating expenses:
Operating expenses	—	578	217	—	795	61	(17)	839
General and administrative expenses	8	105	20	—	133	24	—	157
Depreciation, amortization and accretion expense	—	129	42	—	171	86 (a)	—	257
Asset impairments	—	—	—	—	—	2	—	2
Total operating expenses	8	812	279	—	1,099	173	(17)	1,255
Gain (loss) on the sale of assets, net	—	347	4	—	351	—	—	351
Operating (loss) income	(8)	453	92	—	537	(1)	—	536
Other income, net	—	6	7	—	13	1	(3)	11
Interest expense	(44)	1	(1)	—	(44)	(23)	—	(67)
Intercompany interest income (expense)	3	—	(3)	—	—	—	—	—
Equity in earnings of CrossAmerica	(4)	—	—	—	(4)	—	4	—
Equity in earnings of subsidiaries	375	—	—	(375)	—	—	—	—
Income (loss) before income tax expense	322	460	95	(375)	502	(23)	1	480
Income tax expense (benefit)	(2)	156	24	—	178	(2)	—	176
Net income (loss)	324	304	71	(375)	324	(21)	1	304
Net loss attributable to noncontrolling interest	—	—	—	—	—	17	3	20
Net income (loss) attributable to CST stockholders	$324	$304	$71	$(375)	$324	$(4)	$4	$324
Other comprehensive loss, net of tax:
Net income (loss)	$324	$304	$71	$(375)	$324	$(21)	$1	$304
Foreign currency translation adjustment	5	—	—	—	5	—	—	5
Comprehensive income (loss)	329	304	71	(375)	329	(21)	1	309
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(17)	(3)	(20)
Comprehensive income (loss) attributable to CST stockholders	$329	$304	$71	$(375)	$329	$(4)	$4	$329
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $32 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$5,981	$3,394	$—	$9,375	$2,225	$(145)	$11,455
Cost of sales	—	5,122	3,029	—	8,151	2,056	(146)	10,061
Gross profit	—	859	365	—	1,224	169	1	1,394

Income from CST Fuel Supply Equity	—	—	—	—	—	11	(11)	—
Operating expenses:
Operating expenses	—	482	212	—	694	68	(10)	752
General and administrative expenses	8	105	21	—	134	41	—	175
Depreciation, amortization and accretion expense	—	96	39	—	135	74 (a)	—	209
Asset impairments	—	1	—	—	1	—	—	1
Total operating expenses	8	684	272	—	964	183	(10)	1,137
Gain on the sale of assets, net	—	7	—	—	7	3	—	10
Operating (loss) income	(8)	182	93	—	267	—	—	267
Other income, net	—	6	13	—	19	—	(1)	18
Interest expense	(39)	—	(1)	—	(40)	(18)	—	(58)
Equity in earnings of CrossAmerica	—	—	—	—	—	—	—	—
Equity in earnings of subsidiaries	196	—	—	(196)	—	—	—	—
Income (loss) before income tax expense	149	188	105	(196)	246	(18)	(1)	227
Income tax expense	—	68	29	—	97	(9)	—	88
Net income (loss)	149	120	76	(196)	149	(9)	(1)	139
Net loss attributable to noncontrolling interest	—	—	—	—	—	9	1	10
Net income (loss) attributable to CST stockholders	$149	$120	$76	$(196)	$149	$—	$—	$149
Other comprehensive income (loss), net of tax:
Net income (loss)	$149	$120	$76	$(196)	$149	$(9)	$(1)	$139
Foreign currency translation adjustment	(107)	—	—	—	(107)	—	—	(107)
Comprehensive income (loss)	42	120	76	(196)	42	(9)	(1)	32
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(9)	(1)	(10)
Comprehensive income (loss) attributable to CST stockholders	$42	$120	$76	$(196)	$42	$—	$—	$42
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $26 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

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

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(52)	$189	$74	$—	$211	$79	$(3)	$287
Cash flows from investing activities:
Capital expenditures	—	(300)	(49)	—	(349)	(21)	—	(370)
Proceeds from sale of California and Wyoming stores	—	408	—	—	408	—	—	408
Proceeds from California and Wyoming sale restricted for use	—	(22)	—	—	(22)	—	—	(22)
Proceeds from the sale of assets	—	—	3	—	3	2	—	5
CST acquisitions, net of cash acquired	—	(438)	—	—	(438)	—	—	(438)
CrossAmerica acquisitions, net of cash acquired	—	—	—	—	—	(94)	—	(94)
CST refund payment to CrossAmerica	—	(18)	—	—	(18)	18	—	—
Cash received from sale of dealer contracts	—	3	—	—	3	(3)	—	—
Other investing activities, net	—	4	(2)	—	2	1	—	3
Net cash used in investing activities	—	(363)	(48)	—	(411)	(97)	—	(508)
Cash flows from financing activities:
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	215	—	215
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(132)	—	(132)
Proceeds under the CST revolving credit facility	532	—	—	—	532	—	—	532
Payments on the CST revolving credit facility	(442)	—	—	—	(442)	—	—	(442)
Proceeds from sale leasebacks	—	—	—	—	—	25	—	25
Debt issuance costs	(1)	—	—	—	(1)	(1)	—	(2)
Repayment of intercompany payable	—	—	(235)	235	—	—	—	—
Intercompany loan	235	—	—	(235)	—	—	—	—
Payments on the CST term loan facility	(69)	—	—	—	(69)	—	—	(69)
Repurchases of common shares and units	—	—	—	—	—	(3)	—	(3)
Payments of capital lease obligations	—	(2)	—	—	(2)	(3)	—	(5)
Dividends paid	(15)	—	—	—	(15)	—	—	(15)
Distributions from CrossAmerica	—	16	—	—	16	—	(16)	—
Distributions paid	—	—	—	—	—	(83)	19	(64)
Intercompany funding	(188)	188	—	—	—	—	—	—
Net cash provided by (used in) financing activities	52	202	(235)	—	19	18	3	40
Effect of foreign currency translation changes on cash	—	—	4	—	4	—	—	4
Net (decrease) increase in cash	—	28	(205)	—	(177)	—	—	(177)
Cash at beginning of year	—	66	247	—	313	1	—	314
Cash at end of period	$—	$94	$42	$—	$136	$1	$—	$137

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(24)	$192	$148	$(18)	$298	66	$(2)	$362
Cash flows from investing activities:
Capital expenditures	—	(278)	(63)	—	(341)	(11)	—	(352)
CST acquisitions, net of cash acquired	—	(22)	—	—	(22)	—	—	(22)
CrossAmerica acquisitions, net of cash acquired	—	—	—	—	—	(310)	142	(168)
Proceeds from return of capital	342	—	—	(342)	—	—	—	—
Proceeds from the sale of assets	—	4	3	—	7	6	—	13
Distributions from CrossAmerica	—	—	—	—	—	—	—	—
Cash received from sale of CST Fuel Supply	—	18	—	—	18	—	(18)	—
Cash received from drop down of NTI to CrossAmerica	—	124	—	—	124	—	(124)	—
IDR Income	—	1	—	—	1	—	(1)	—
Other investing activities, net	—	5	(4)	—	1	3	—	4
Net cash used in investing activities	342	(148)	(64)	(342)	(212)	(312)	(1)	(525)
Cash flows from financing activities:
Purchase of CrossAmerica common units	—	(20)	—	—	(20)	—	—	(20)
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	369	—	369
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(211)	—	(211)
Proceeds under the CST revolving credit facility	135	—	—	—	135	—	—	135
Payments on the CST revolving credit facility	(75)	—	—	—	(75)	—	—	(75)
Payments on long-term debt	(47)	—	—	—	(47)	—	—	(47)
Proceeds from issuance of intercompany payable	—	—	360	(360)	—	—	—	—
Intercompany loan	—	(360)	—	360	—	—	—	—
Proceeds from issuance of CrossAmerica common units, net	—	—	—	—	—	145	—	145
Purchases of treasury shares	(65)	—	—	—	(65)	(4)	—	(69)
Payments of capital lease obligations	—	(1)	—	—	(1)	(3)	—	(4)
Distributions from CrossAmerica	—	9	—	—	9	—	(9)	—
Dividends paid	(19)	—	(360)	360	(19)	—	—	(19)
Distributions paid	—	—	—	—	—	(66)	11	(55)
Receivables repaid by CrossAmerica related parties	—	—	—	—	—	2	—	2
Intercompany funding	(247)	246	—	—	(1)	—	1	—
Net cash provided by (used in) financing activities	(318)	(126)	—	360	(84)	232	3	151
Effect of foreign currency translation changes on cash	—	—	(42)	—	(42)	—	—	(42)
Net (decrease) increase in cash	—	(82)	42	—	(40)	(14)	—	(54)
Cash at beginning of year	—	148	205	—	353	15	—	368
Cash at end of period	$—	$66	$247	$—	$313	$1	$—	$314

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(CONTINUED)
(Millions of Dollars)

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(50)	$247	$138	$—	$335	20	$—	$355
Cash flows from investing activities:
Capital expenditures	—	(223)	(59)	—	(282)	(3)	—	(285)
CST acquisitions	—	(41)	—	—	(41)	—	—	(41)
CrossAmerica acquisitions	—	—	—	—	—	(45)	—	(45)
Proceeds from dispositions of property and equipment	—	58	—	—	58	—	—	58
Other investing activities, net	—	3	(4)	—	(1)	2	—	1
Net cash used in investing activities	—	(203)	(63)	—	(266)	(46)	—	(312)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	55	—	55
Payments on long-term debt	(34)	—	—	—	(34)	—	—	(34)
Purchases of treasury shares	(22)	—	—	—	(22)	—	—	(22)
Debt issuance and credit facility origination costs	(2)	—	—	—	(2)	—	—	(2)
Payments of capital lease obligations	—	—	—	—	—	(2)	—	(2)
Dividends paid	(19)	—	—	—	(19)	—	—	(19)
Distributions paid	—	—	—	—	—	(12)	—	(12)
Intercompany funding	127	(127)	—	—	—	—	—	—
Net cash provided by (used in) financing activities	50	(127)	—	—	(77)	41	—	(36)
Effect of foreign currency translation changes on cash	—	—	(17)	—	(17)	—	—	(17)
Net (decrease) increase in cash	—	(83)	58	—	(25)	15	—	(10)
Cash at beginning of year	—	231	147	—	378	—	—	378
Cash at end of period	$—	$148	$205	$—	$353	$15	$—	$368

CST BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting
The management report on CST’s internal control over financial reporting appears in Item 8 on page 67 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP’s report on CST’s internal control over financial reporting appears in Item 8 on page 70 of this report, and is incorporated herein by reference.
Grant Thornton LLP’s report on CrossAmerica’s internal control over financial reporting appears in Item 8 on page 71 of this report, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting for the year ended December 31, 2016 excludes the internal control over financial reporting of Flash Foods, which we acquired on February 1, 2016.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica’s Form 10-K for the year ended December 31, 2016, there were no changes in its internal control over financial reporting that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management
CORPORATE GOVERNANCE
We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving the interests of our stockholders and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers, together with our certificate of incorporation, bylaws and Board of Directors committee charters, form the basis for our corporate governance framework, which is guided by core values that we believe are important as we build for the future-integrity, fairness, respect and ethical behavior. We believe that the strength of our corporate governance practices is an essential element to our future success and therefore we continually review these practices to ensure effective collaboration between our management and the Board of Directors and to create long-term stockholder value. As discussed below, the Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee of the Board of Directors (defined herein as, the “Audit Committee,” the “Compensation Committee,” the “Executive Committee,” and the “Nominating and Governance Committee,” respectively). In March 2016, the Board of Directors established an ad hoc committee, the Strategic Review Committee, which was dissolved effective December 31, 2016 upon completing its review. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and our Board of Directors committee charters, as described below, may be viewed on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section. Alternatively, you can request a copy of any of these documents free of charge by writing to our Corporate Secretary, CST Brands, Inc., 19500 Bulverde Road, Suite 100, San Antonio, Texas 78259.
 Governance Highlights

✓ 10 of our 11 Directors are Independent	✓ Diverse Board of Directors in Terms of Gender, Ethnicity, and Experience
✓ Independent Lead Director	✓ Company Engages in Stockholder Outreach
✓ Independent Directors Meet Without Management Present	✓ Anti-Hedging Policy
✓ Majority Voting for All Directors	✓ Stock Ownership Guidelines for Executives and Non-Employee Directors
✓ Annual Board of Directors Self-Assessment Process	✓ Stockholder-Approved Non-Employee Director Compensation Policy
✓ Company’s Equity Plan Forbids Option Repricing, Exchanges of Options For Cash and Recycling for Options and Stock Appreciation Rights
Directors and Executive Officers
Directors and Executive Officers
The following table shows information for our current directors and executive officers.

Name	Age	Position
Current Directors and Executive Officers (1)
Kimberly S. Lubel	52	Chairman of the Board of Directors, Chief Executive Officer and President
Donna M. Boles	63	Director
Roger G. Burton	69	Director
Rocky B. Dewbre	51	Director
Thomas (Tad) Dickson	61	Director
Ruben M. Escobedo	79	Director
Denise Incandela	52	Director
Joseph E. Reece	55	Director
Alan Schoenbaum	59	Lead Director
Stephen A. Smith	59	Director
Michael H. Wargotz	58	Director
Clayton E. Killinger	56	Executive Vice President and Chief Financial Officer
Charles H. (Hal) Adams	56	President, Retail Operations
Anthony P. Bartys	59	Senior Vice President and Chief Operating Officer
Gerard J. Sonnier	58	Senior Vice President, General Counsel and Corporate Secretary
Steven M. Stellato	42	Vice President and Controller

(1)	Joseph V. Topper, Jr. resigned as a member of the Board of Directors effective December 21, 2016.
KIMBERLY S. LUBEL, Chairman of the Board of Directors, Chief Executive Officer and President
Ms. Lubel has served as the Company’s Chief Executive Officer and President since January 2013, has served as a member of the Board of Directors since November 2012 and as Chairman of the Board of Directors since April 2013.
Prior to her current role at CST Brands, Ms. Lubel served in various executive management roles at Valero Energy Corporation (NYSE: VLO), an international manufacturer and marketer of transportation fuels and other petrochemical products, including as Executive Vice President and General Counsel from April 2006 to December 2012, where she led complex acquisitions and transactions and oversaw legal, environmental, health and safety, ad valorem tax, government affairs and project execution departments. Ms. Lubel also served as Vice President of Legal Services from January 2003 to April 2006 and Managing Counsel prior to January 2003. During her tenure at Valero Energy Corporation, Ms. Lubel was the lead lawyer on over $18 billion of acquisitions, helping to grow the company from a small, regional refiner to one of international scope.
Prior to joining Valero Energy Corporation in 1997, Ms. Lubel specialized in mergers and acquisitions with the law firm of Kelly, Hart & Hallman from 1991 to 1997.
Ms. Lubel was named to Fortune’s 50 Most Powerful Women in 2013 and again in 2015, and was named Retail Leader of the Year by Convenience Store News in 2014.
Since 2011, she has served as a director of the board of WPX Energy, Inc. (NYSE:WPX), a publicly traded company focusing on extraction of oil and natural gas. Ms. Lubel also serves as the chairman of the GP Board of CrossAmerica Partners LP (NYSE: CAPL) since October 2014.
Ms. Lubel holds bachelor’s degrees in Spanish and in International Studies from Miami University (Ohio), Master of Arts degree in International Relations from Baylor University, and her Juris Doctorate from the University of Texas School of Law. She is also a 2009 graduate of the Stanford Executive Program.
DONNA M. BOLES, Director of the Board of Directors
Ms. Boles has served as a member of the Board of Directors since April 2013 and is the chair of the Compensation Committee. She brings to the Board of Directors extensive international experience in human resources, executive compensation, leadership succession planning, talent acquisition and retention, organizational development, performance management, strategic planning, employee and community engagement, employee and community relations, diversity initiatives, benefits, compliance and best practices.
From 2005 until 2013, as Senior Vice President, Human Resources of Becton, Dickinson and Company (NYSE: BDX), a publicly traded leading medical technology company with 30,000 employees operating in 50 countries, Ms. Boles was a key member of the senior management team responsible for leading, managing, developing and implementing international strategic plans and the integration of human resources services and best practices across all areas of the company. Ms. Boles’ responsibilities included global human resources management, executive compensation, succession planning, talent and organizational development, diversity enhancement, and employee engagement, amongst others.
From 2001 to 2005, Ms. Boles served as Vice President, Human Resources for the Medical Division of Becton, Dickinson, and the largest of the company’s three international business segments. She joined Becton, Dickinson and Company in 1973. She is a member of the board of directors of the Berkeley College Foundation, Inc., the Executive Leadership Council and the advisory board of Cielo Healthcare. Ms. Boles served on the board of trustees of Big Brothers and Big Sisters of Northern New Jersey from 2004 until 2015. She served on the advisory board of the Center for Human Resource Strategy at Rutgers University.
Ms. Boles is the founder and president of Sisters Enabled to Empower Dreams, Inc., a non-profit organization focused on empowering individuals and/or organizations to achieve their goals. Savoy Magazine named Ms. Boles as one of the “Top Influential Women in Corporate America” in 2012. The Network Journal magazine named Ms. Boles as one of the “25 Influential Black Women in Business” in 2011. Black Enterprise magazine named Ms. Boles as one of the “75 Most Powerful Women in Business” in 2010. She was also listed among “100 Women-Worth Watching” in 2007 by Diversity Journal.
Ms. Boles holds a bachelor’s degree in Human Resources Management from Upsala College and a Master of Business Administration from Pace University.
ROGER G. BURTON (CPA), Director of the Board of Directors
Mr. Burton has served as a member of the Board of Directors since April 2013 and is the chair of the Audit Committee. As a Certified Public Accountant, Mr. Burton has 47 years of experience in public accounting, auditing and financial reporting of publicly traded companies having worked as an associate and a partner of Arthur Andersen LLP for 34 years until 2002 after which he founded his own financial services firm.
Mr. Burton has provided audit and other financial services to many publicly traded companies, including Valero Energy Corporation, Tenneco Inc., Pennzoil Company, U.S. Long Distance Corp., United Energy Resources, Central & Southwest Corp., Dresser Industries, Valero Natural Gas Partners LP, Pogo Producing, Entex Inc., Midwestern Gas Transmission, and East Tennessee Natural Gas.
Mr. Burton’s financial expertise has been instrumental in the development and accuracy of our financial statements and disclosures since the spin-off of our Company in May 2013.
Mr. Burton holds a bachelor’s degree in Business Administration degree from Lamar University and has been a Certified Public Accountant since 1971.
ROCKY B. DEWBRE (CPA), Director of the Board of Directors
Mr. Dewbre has served as a member of the Board of Directors since March 2016 and is a member of the Compensation Committee. Mr. Dewbre brings to the Board of Directors decades of experience in the energy, distribution and convenience store sectors.
From 2014 to 2015, Mr. Dewbre served as Executive Vice President, Channel Operations of Sunoco LP (NYSE: SUN), which operates approximately 900 convenience stores and retail fuel sites and distributes motor fuel to convenience stores, independent dealers, commercial customers and distributors located in more than 30 states at approximately 6,800 sites.
Prior to that, Mr. Dewbre spent over 20 years in leadership roles at Susser Holdings Corporation (NYSE: SUSS) and Susser Petroleum Partners LP (NYSE: SUSP), including as President and Chief Executive Officer of Susser Petroleum Partners LP, until Susser Holdings Corporation was acquired by Energy Transfer Partners in 2014.
Before joining Susser Holdings Corporation in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991. Since 2002, Mr. Dewbre has served on the board of directors of Tank Owners Members Insurance Company.
A Certified Public Accountant, Mr. Dewbre holds a bachelor’s degree in Accounting and Management Information Systems from Texas Tech University and a Master in Business Administration from the University of Texas in Austin, Texas.
THOMAS W. DICKSON, Director of the Board of Directors
Mr. Dickson joined the Board of Directors in March 2016 and he serves on the Nominating and Governance Committee. He brings to the Board of Directors more than two decades of grocery and executive leadership experience. Mr. Dickson previously served as Chairman of the board of directors of The Pantry, Inc. (NYSE: PTRY) from April 2014 until its acquisition by a U.S. subsidiary of Alimentation Couche-Tard Inc. in March 2015. Prior to joining The Pantry’s board of directors, Mr. Dickson served as President and Chief Executive Officer of Harris Teeter Supermarkets, Inc. from February 1997 to January 2014. Mr. Dickson also served as a director on the Harris Teeter Supermarkets’ board of directors from 1997 to January 2014 and as its Chairman from March 2006 to January 2014. Mr. Dickson served as an Executive Vice President of Ruddick Corp., the predecessor company to Harris Teeter Supermarkets, from February 1996 to February 1997.
Since April 2015, Mr. Dickson has served on the board of directors of Brixmor Property Group Inc. (NYSE: BRX), a publicly traded REIT, where he serves on the compensation committee. Since December 2016, Mr. Dickson has served on the board of directors of ConAgra Brands, Inc. (NYSE: CAG).
Mr. Dickson earned a bachelor’s degree in Economics and a Master of Business Administration from the University of Virginia.
RUBEN M. ESCOBEDO (CPA), Director of the Board of Directors
Mr. Escobedo has served as a member of the Board of Directors since April 2013 and is a member of the Audit Committee. As a Certified Public Accountant, Mr. Escobedo has extensive experience in public accounting, auditing and financial reporting, and tax compliance for publicly traded and private companies. Mr. Escobedo serves as a director and chair of the audit committee of Cullen/Frost Bankers, Inc. (NYSE: CFR), a publicly traded financial holding company with $28.3 billion in assets, and one of the 50 largest U.S. banks. From 1994 to 2014, he also served as a director of the board and chair of the audit committee of Valero Energy Corporation (NYSE: VLO), an international manufacturer and marketer of transportation fuels, and other petrochemical products.
Mr. Escobedo was previously employed by Handy Andy, Inc., a privately owned regional grocery chain in Texas, where he served as President from 1973 to 1977. Mr. Escobedo managed and expanded this retail business to 42 stores and annual sales of $250 million.
Mr. Escobedo is a past member of the executive committee of the board of directors of United Way of San Antonio, the past chair of the board of trustees of St. Mary’s University, and the founding chair of the San Antonio-Mexico Foundation for Education.
Mr. Escobedo received a bachelor’s degree in Business Administration from St. Mary’s University and he is a certified public accountant in the District of Columbia and Texas.
DENISE INCANDELA, Director of the Board of Directors
Ms. Incandela has served as a member of the Board of Directors since June 2013 and is a member of the Compensation Committee. Ms. Incandela has extensive global experience in brand management, retail, social media and consumer marketing, digital and ecommerce, and customer insights and analytics. She has had leadership roles in business units of global companies, management and operations experience, as well as broad retail expertise. Until June 2016, Ms. Incandela was President of Global Digital and Customer Intelligence for the Ralph Lauren Corporation, a company engaged in the design, marketing, distribution, and retail of apparel and accessory products, where she oversaw global e-commerce, digital shared services, innovation, social media, customer relationship marketing, and analytics and insights since 2014.
From 2011 to 2013, Ms. Incandela served as the Executive Vice President and Chief Marketing Officer of Saks Fifth Avenue, where she oversaw all aspects of Saks Fifth Avenue's marketing program and Saks Direct, its online business.  Denise joined Saks Fifth Avenue in 1999 to launch Saks.com and built the online business from the ground up to be a $1 billion + destination for online high end fashion.
From 1992 to 1999, Ms. Incandela worked at McKinsey & Company where she was a leader of its retail practice.
Ms. Incandela also serves as a board member for the Animal Care Centers of NYC and is a member of the board of advisors for The Wharton School's Jay H. Barker Retailing Center.
Ms. Incandela holds a bachelor’s degree in finance from Boston College and a Master of Business Administration in Finance and Strategic Management from The Wharton School.
JOSEPH E. REECE, Director of the Board of Directors
Mr. Reece has served as a member of the Board of Directors since November 2015 and is a member of the Executive Committee and Nominating and Governance Committee. Mr. Reece is currently a Group Managing Director/Executive Vice Chairman of UBS Securities LLC.  Prior to this role, Mr. Reece was the President and Founder of Helena Capital from 2015 to 2017.  Prior to forming Helena Capital, Mr. Reece served 18-years with Credit Suisse, ultimately serving as its Global Head of Equity Capital

Markets, and as a Member of the Global Equity Management Committee and the Investment Banking Management Committee. Prior to becoming an investment banker, Mr. Reece spent ten years as a practicing attorney. Mr. Reece began his career at the SEC as Staff Counsel, ultimately rising to become Special Counsel for the SEC’s Division of Corporation Finance in Washington D.C. Mr. Reece also practiced law with Skadden Arps, Slate, Meagher & Flom LLP in Los Angeles and Streich Lang LLP in Phoenix in their respective Corporate Practice Groups. While at Skadden Arps, Mr. Reece represented a broad group of corporate, financial sponsor and institutional clients in a wide range of strategic, corporate and securities matters.
Mr. Reece serves on the board of directors of LSB Industries, Inc. (NYSE: LXU) where he is a member of the audit committee. He also serves as a member of the board of visitors of Georgetown University Law Center, on the board of directors of the Foundation of the University of Akron, and on the board of directors of Chair-ity (a 501(c)(3) organization that provides household goods and furniture to teenagers who graduate from the Ohio Foster Care System). Mr. Reece is a graduate of Georgetown University Law Center and the University of Akron.
ALAN SCHOENBAUM, Lead Director of the Board of Directors
Mr. Schoenbaum has served as a member of the Board of Directors since April 2013. He is the Lead Director of the Board of Directors and the chair of the Executive Committee. Mr. Schoenbaum brings to the Board of Directors extensive international experience with publicly traded companies, corporate and securities law, mergers and acquisitions, complex financial transactions, technology industry expertise and corporate governance. Mr. Schoenbaum is a private investor. From June 2015 until December 2016, Mr. Schoenbaum was a co-founder and managing director of BuildGroup, a private investment firm, which invests in fast growing technology companies, where Mr. Schoenbaum provided strategic planning, strategy and business model development, financial valuation, operations advice and legal expertise.
From December 2005 until February 2014, Mr. Schoenbaum was Senior Vice President and General Counsel at Rackspace Hosting, Inc. (NYSE: RAX), a publicly traded cloud computing company recognized as a global leader in hybrid cloud-based software and hosted solutions that serves more than 300,000 business customers in 120 countries and $1.9 billion in annual revenue, where he oversaw legal, corporate governance, government affairs, mergers and acquisitions, compliance and regulatory matters. Mr. Schoenbaum was a key member of the management team of Rackspace with his extensive experience in mergers and acquisitions, corporate development and corporate governance.
Until 2005, Mr. Schoenbaum was a partner at Akin Gump Strauss Hauer & Feld LLP, a global law firm, where he practiced for more than 20 years doing corporate and securities law, and mergers and acquisitions, representing public and private growth companies in diverse industries, including venture capital funds and their portfolio companies, international financial transactions, energy and energy services businesses, and restaurant and multi-unit enterprises.
Mr. Schoenbaum serves on the board of directors of Group 42, Inc., a holding company for global energy service companies. Mr. Schoenbaum holds a bachelor’s degree from the University of Texas at Austin and a Juris Doctorate from the University of Texas School of Law.
STEPHEN A. SMITH (CPA), Director of the Board of Directors
Mr. Smith has served as a member of the Board of Directors since March 2014 and is a member of the Audit Committee and the Executive Committee. Mr. Smith brings to the Board of Directors extensive international experience, including serving as co-CEO of a now publicly traded company, public accounting, financial reporting and auditing expertise serving as the CFO of a publicly traded company, restaurant industry, strategic planning, strategy development, real estate, operations management and Canadian market expertise.
From 2007 until 2013, Mr. Smith served in various leadership roles, including as co-CEO and CFO of Cara Operations Limited (TSX: CAO), Canada’s oldest and largest full-service restaurant company and the franchisor or operator of 828 restaurants in Canada. Mr. Smith was a key member of the management team during the rapid growth that Cara Operations Limited experienced during his CFO and co-CEO tenure by being responsible for its financial reporting and auditing, strategic planning, strategy development, real estate optimization and operations management.
From 1985 to 2007, Mr. Smith held various senior and executive level positions, including Executive Vice President from 1999 to 2006, with Loblaw Companies Limited (TSX: L.CA), the leading food and pharmacy retailer in Canada with more than 2,300 locations and 192,000 full and part-time employees.
Mr. Smith is currently the Executive Vice President and CFO of Jackman Reinvention, Inc., a privately held brand and strategy consulting firm in Toronto, Canada.
Mr. Smith also serves as a director and chair of the audit and finance committee for the Metro Toronto Convention Center and director of the board of St. Michael’s Hospital foundation.

Mr. Smith is a Chartered Professional Accountant (CPA Canada) and holds a bachelor’s degree in Commerce from the University of Toronto.
MICHAEL H. WARGOTZ, Director of the Board of Directors
Mr. Wargotz has served as a member of the Board of Directors since April 2013, serves on the Executive Committee and is the chair of the Nominating and Governance Committee. He brings to the Board of Directors extensive executive and board experience with large global public companies, and an extensive background in finance and leasing, private equity investment, strategic planning, corporate governance, brand development and management, mergers and acquisitions and accounting.
Mr. Wargotz is the chairman and founder of Axcess Ventures, the private equity arm of Axcess Worldwide, a partnership development company. Mr. Wargotz began Axcess Ventures after co-founding Axcess Worldwide in 2000. From August 2010 to June 2011, Mr. Wargotz served as CFO at the Milestone Aviation Group, a global helicopter and private jet leasing company that he co-founded with the former Chairman of NetJets, and five other partners. At Milestone, Mr. Wargotz oversaw the financing and accounting for the company and Mr. Wargotz also led the company’s private equity raise of $500 million. From June 2004 through December 2009, Mr. Wargotz held a variety of roles at NetJets, a Berkshire Hathaway Company, a leader in private aviation fractional ownership, where he attained the position of Chief Financial Advisor and was actively involved in company-wide operational and financial analysis, capital deployment and strategic planning.
From 1994 through 2000, Mr. Wargotz held various senior executive positions at Cendant Corporation (NYSE: CD) and its predecessor company, HFS Incorporated, where he developed the company’s investor relations and corporate communications function that won the Barron’s Investor Relations Award. In 1998, Mr. Wargotz was named CFO of Cendant’s Alliance Marketing Division and was subsequently appointed CEO of one of Cendant’s operating divisions.
In addition to CST Brands, Mr. Wargotz currently serves on the board of directors of two other publicly traded companies, Wyndham Worldwide Corporation (NYSE: WYN), where he is the chair of the audit committee and a member of the executive committee; and Resource Connections, Inc. (NASDAQ: RECN), where he is a member of the audit committee and the compensation committee.
Mr. Wargotz earned his bachelor’s degree from Rutgers University and his Master of Business Administration from the NYU Stern School of Business.
CLAYTON E. KILLINGER (CPA), Executive Vice President and Chief Financial Officer
Mr. Killinger has served as our Executive Vice President and Chief Financial Officer since March 2015.  He has also served as Executive Vice President and Chief Financial Officer of CrossAmerica. Prior to that and, effective January 1, 2013, he was appointed Senior Vice President and Chief Financial Officer of CST.
Previously, he served in various roles at Valero Energy Corporation (NYSE: VLO), including as Senior Vice President and Controller from July 2007 until January 2013 and as Vice President and Controller from January 2003 until July 2007. Prior to joining Valero Energy Corporation in December 2001, Mr. Killinger was a partner with Arthur Andersen LLP, having joined that firm in 1983.
On October 1, 2014, Mr. Killinger joined the GP Board of CrossAmerica Partners LP (NYSE: CAPL). In August 2015, Mr. Killinger joined the board of directors of the general partner of GreenPlains Partners LP (NASDAQ: GPP) where he serves as the chairman of its audit committee and is a member of its conflicts committee. Mr. Killinger is a Certified Public Accountant, with a bachelor’s degree in Business Administration in Accounting from the University of Texas at San Antonio, where he graduated summa sum laude.
CHARLES (HAL) ADAMS, President, Retail Operations
Mr. Adams became the Company’s President, Retail Operations in January 2016. His position combines oversight of marketing and merchandising with operations, including retail fuel pricing, branding, and communications in the United States and Canada. Mr. Adams has over 30 years of retail experience, having served as the Company’s Senior Vice President and Chief Marketing Officer since January 2013 and, prior to the Company’s spin off from Valero Energy Corporation (NYSE: VLO), as Valero’s Vice President of Retail Merchandising since January 2001. Mr. Adams began his career as a store associate in a Stop N Go store in Ventura, California. He held the positions of Store Manager, District Representative and Regional Merchandiser, and has held several leadership positions in Valero’s retail network.
Mr. Adams received a bachelor’s degree in Business Economics from the University of California, Santa Barbara and he earned his Master of Business Administration from The University of Texas at San Antonio. Mr. Adams is a 2015 graduate of the Stanford Executive Program.

ANTHONY P. BARTYS, Senior Vice President and Chief Operating Officer
Mr. Bartys has over 30 years of experience in the retail and fuel marketing businesses. Mr. Bartys has served as our Senior Vice President and Chief Operating Officer since January 2013.  Prior thereto, Mr. Bartys served as the Vice President of Retail Operations and Marketing for Valero Energy Corporation (NYSE: VLO), overseeing retail operations in the United States since 2001. Since October 2014, he has been a member of the board of directors of the National Association of Convenience Stores (NACS) and serves on its research committee and audit committee. Mr. Bartys has a bachelor’s degree in Accounting from the University of West Florida and he is a veteran of the U.S. Navy’s submarine force.
GERARD J. SONNIER, Senior Vice President, General Counsel and Corporate Secretary
Mr. Sonnier has worked for the Company since February 2014 and has served as the Company’s Senior Vice President, General Counsel and Corporate Secretary since August 2014. From February 2013 to January 2014, Mr. Sonnier served as Vice President and General Counsel at Quanta Services, Inc., from October 2012 to January 2013, he worked as an independent legal consultant, and from March 2001 to September 2012, he served as Assistant General Counsel - Litigation and Chief Foreign Corrupt Practices Act Compliance Officer at Waste Management, Inc. From 1997 to 2001, Mr. Sonnier was with Baker Hughes Incorporated, where he held various positions, including Acting General Counsel and Chief Compliance Counsel from 2000 to 2001. Mr. Sonnier earned a bachelor’s degree in Economics from the University of Colorado and received his Juris Doctorate (cum laude) from The Tulane University School of Law.
STEVEN M. STELLATO, Vice President and Controller
Mr. Stellato has served as Vice President and Controller of the Company since May 2016. He has also served as Vice President and Chief Accounting Officer of the general partner of CrossAmerica Partners LP (NYSE: CAPL) since June 2015.  From 2009 to 2015, Mr. Stellato served as Vice President and Controller of Energy Transfer Partners, LP (“Energy Transfer”). Prior to joining Energy Transfer, Mr. Stellato was a Senior Manager at the public accounting firm of KPMG LLP from 2001 to 2009, focusing on clients in the energy industry. Before joining KPMG LLP, Mr. Stellato held various management positions with a large retail grocery company in South Texas for over 10 years. Mr. Stellato is a Certified Public Accountant and holds a bachelor’s degree in Accounting from the University of Texas at San Antonio.
Director Independence
The provisions of our Corporate Governance Guidelines regarding director independence meet, and in some areas, exceed the listing standards of the NYSE.
The Board of Directors has unanimously determined that ten of our current directors, constituting a majority of the Board of Directors, are “independent” directors as that term is defined by Section 303A.02(b) of the NYSE Listed Company Manual and that such directors meet the independence standards set forth in our Corporate Governance Guidelines. In making this determination, the Board of Directors has affirmatively determined, considering broadly all relevant facts and circumstances regarding each independent director (including the independence standards set forth in our Corporate Governance Guidelines), that none of the independent directors has a material relationship with the Company, either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company, or has only immaterial relationships with the Company. In addition, based upon such standards, the Board of Directors has determined that Kimberly S. Lubel is not “independent,” because Ms. Lubel is our Chief Executive Officer and President.
Board of Directors Leadership Structure
Our bylaws and Corporate Governance Guidelines permit the roles of Chief Executive Officer and Chairman to be filled by the same or different individuals. This allows the Board of Directors flexibility to determine whether the roles should be combined or separated based upon our needs and the Board of Directors’ assessment of its leadership from time to time. The Board of Directors believes that our Chief Executive Officer and President, Kimberly S. Lubel, is best situated to serve as Chairman of the Board of Directors. Ms. Lubel is the director most familiar with our business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy, including creating a unified chain of command to support the Company’s financial and operational goals. The Board of Directors believes combining the roles of Chairman of the Board of Directors and Chief Executive Officer makes clear that we have a single leader who is directly accountable to the Board and, through the Board of Directors, to our stockholders. It establishes one voice who speaks for the Company to customers, employees, stockholders and other stakeholders. This structure reinforces Ms. Lubel’s overall responsibility for the Company’s business and strategy, under the oversight and subject to the review of the Board of Directors. It strengthens the Board of Directors and the Board of Directors’ decision-making process because Ms. Lubel, who has first-hand knowledge of our operations and the major issues of the Company, chairs the Board of Directors meetings where the Board of Directors discusses strategic and business issues. This structure also enables Ms. Lubel to act as the key link between the Board of Directors and other members of management and facilitate an efficient Board of Directors process.
This combined approach, therefore, provides an efficient and effective leadership model for the Company, fostering clear accountability, flexible decision-making and alignment on corporate strategy. Although the Board of Directors believes that the combined role is appropriate based on the Company’s current circumstances, our Corporate Governance Guidelines do not require this approach as a policy.
The Board of Directors structure also fosters strong oversight by independent directors. Ten of our eleven directors are independent and each of the committees of the Board of Directors consists entirely of independent directors. The Board of Directors recognizes the importance of having a strong independent Board of Directors leadership structure to ensure accountability and effective independent oversight. Accordingly, the Board of Directors has adopted the following corporate governance practices:

•	a strong, independent Lead Director role;

•	regular executive sessions of the independent directors; and

•	annual performance evaluations of the Chief Executive Officer by the independent directors.
The Board of Directors appoints a “Lead Director,” whose responsibilities include working with committee chairpersons, setting the agenda for Board of Directors meetings, leading discussions at executive sessions of the independent members of the Board of Directors outside the presence of management, providing feedback regarding the executive sessions to the Chairman, and otherwise serving as the principal liaison between the independent directors and the Chairman. If necessary, the Lead Director is also responsible for receiving, reviewing, and acting upon communications from stockholders or other interested parties when appropriate. Mr. Schoenbaum currently serves as our Lead Director.
The Board of Directors believes that combining the roles of Chairman and Chief Executive Officer, together with a strong, independent Lead Director, is in the best interest of our stockholders because it provides the appropriate balance between strategic development and independent oversight of management. On an annual basis, the Board of Directors formally reviews its leadership structure as part of its self-evaluation on key Board of Directors and committee-related issues, which is beneficial in the process of continuous improvement in Board of Directors functioning and communication.
Composition of the Board of Directors
The Board of Directors is committed to maintaining the highest standards of business conduct and corporate governance, a role fundamental to the overall success of our business. The Board of Directors conducts its business through meetings of its members and its committees. The Board of Directors has established four standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee. During the fiscal year ended December 31, 2016, the Board of Directors met eleven times and acted by unanimous written consent four times. All of the directors of the Board of Directors attended 99% of the total number of meetings held by the Board of Directors and the committees on which they served during fiscal year 2016.
Board of Directors’ Role in Risk Oversight
The risk oversight function of the Board of Directors is carried out with the assistance of the Compensation Committee, the Audit Committee, the Nominating and Governance Committee and the Executive Committee. The Board of Directors regularly reviews information received from these committees regarding the Company’s management of strategic, credit, interest rate, financial reporting, liquidity, compliance and operational risks.
The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements to ensure that our compensation programs do not encourage excessive risk-taking. The Audit Committee oversees management of financial risks, as well as other identified risks, including information technology. The Audit Committee is responsible for discussing with management the major financial risk exposures and the steps management has taken to monitor and control those exposures, including our risk assessment and risk management policies. In this regard, our Vice President of Business Optimization and Internal Audit prepares annually a comprehensive risk assessment report and reviews that report with the Audit Committee. This report identifies the Company’s material business risks and the internal controls that respond to and mitigate those risks. Our management regularly evaluates such controls and the Audit Committee is provided regular updates regarding the effectiveness of such controls. The Nominating and Governance Committee manages the risks associated with the independence of the Board of Directors and potential conflicts of interest. The Board of Directors designated the Executive Committee, which is responsible for overseeing risk management policies and procedures related to the Company’s ownership of the CrossAmerica GP LLC, a wholly owned subsidiary of the Company and the general partner of CrossAmerica, the associated incentive distribution rights (“IDRs”) in CrossAmerica, and an approximate 19.8% of the outstanding units in CrossAmerica that CST Brands owns. While each committee is responsible for evaluating specific risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.
Meeting of Independent Directors and Communications with Directors
Executive sessions of independent non-employee directors are held in connection with each regularly scheduled Board of Directors meeting and at other times as necessary, and are chaired by our Lead Director. The Board of Directors’ policy is to hold executive sessions without the presence of management, including the Chief Executive Officer and other non-independent directors, if any. The committees of the Board of Directors may also meet in executive session at each committee meeting.
Information Regarding Committees of the Board of Directors
The Board of Directors has established standing Audit, Compensation, Executive and Nominating and Governance Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. In March 2016, the Board of Directors established an ad hoc committee, the Strategic Review Committee. These committees operate under written charters adopted by the Board of Directors, each of which is available on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section. The following table provides 2016 fiscal year meeting information and current membership for each of the committees. During the 2016 fiscal year, each committee member attended 100% of the meetings of each of the committees on which he or she served that were held during the period for which he or she was a committee member.

Audit Committee		Compensation Committee	Executive Committee	Nominating and Governance Committee	Strategic Review Committee(4)
Independent Non-Employee Directors:
Donna M. Boles	-	(Chair) 8	-	-	-
Roger G. Burton	(Chair) 7	-	-	-	-
Thomas (Tad) Dickson(1) (2)	0	-	-	2	18
Rocky B. Dewbre(1)	0	5	-	-	-
Ruben M. Escobedo	7		-	-	-
Denise Incandela	0	8	-	-	-
William G. Moll (3)				1	-
Joseph E. Reece(2)	0	0	1	3	(Chair) 19
Alan Schoenbaum(2)	-	3	(Chair) 1	-	19
Stephen A. Smith	7	-	1	-	-
Michael H. Wargotz(2)	-	-	1	(Chair) 3	19
Total meetings in the 2016 fiscal year	7	8	1	3
Total actions by written consent in 2016	-	3	1	32	19

(1)	In March 2016, Messrs. Dickson and Dewbre were elected as members of the Board of Directors and to the Nominating and Governance Committee and Compensation Committee, respectively.
(2)	In March 2016, the Board of Directors appointed Messrs. Reece, Dickson, Schoenbaum and Wargotz to the Strategic Review Committee with Mr. Reece serving as chairman of the Strategic Review Committee.
(3)	Mr. Moll resigned from the Board of Directors and Nominating and Governance Committee in March 2016.
(4)	The Strategic Review Committee did not have regularly scheduled meetings and all meetings were called by the chairman as necessary.
Audit Committee
The Audit Committee assists the Board of Directors in fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the Company’s compliance with certain legal and regulatory requirements, the independent auditor’s qualifications and independence, the performance of the Company’s internal audit function, and risk assessment and risk management. The Audit Committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties and receives appropriate funding, as determined by the Audit Committee, from the Company for such advice and assistance. The Audit Committee acts pursuant to a written charter, which is available for review on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section.
The Board of Directors has determined that all members of the Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and NYSE, and the requirements set forth in the Audit Committee charter. In addition, the Board of Directors has determined that all members of the Audit Committee are “audit committee financial experts” as defined by SEC rules.
The members of the Audit Committee are:
Roger G. Burton (Chair)
Ruben M. Escobedo
Stephen A. Smith
Compensation Committee
The Compensation Committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and, together with the other independent directors, determining and approving our Chief Executive Officer’s overall compensation. The Compensation Committee is also responsible for reviewing and approving the compensation of our other executive officers and incentive-compensation and equity-based plans that are subject to approval by the Board of Directors. Additional information on the roles and responsibilities of the Compensation Committee is provided under the section entitled “Executive Compensation-Compensation Discussion and Analysis-Compensation Decision Making Process-Role of the Compensation Committee.” The Compensation Committee acts pursuant to a written charter, which is available for review on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section.
The Board of Directors has determined that all members of the Compensation Committee are independent under the applicable rules and regulations of the SEC and NYSE, and the requirements set forth in the Compensation Committee charter.
The members of the Compensation Committee are:
Donna M. Boles (Chair)
Rocky B. Dewbre
Denise Incandela
Alan Schoenbaum served as a member of the Compensation Committee through March 2, 2016. Rocky B. Dewbre was elected to the Compensation Committee in March 2016.
Executive Committee
The Company holds 100% of the membership interests in the sole member of CrossAmerica GP LLC, the general partner of CrossAmerica, 100% of the IDRs of CrossAmerica and 19.8% limited partner interest in CrossAmerica.
The Executive Committee is responsible for evaluating and approving all transactions between the Company and CrossAmerica, as well as: (i) evaluating and approving transactions having a value of $25 million to $75 million, (ii) evaluating and recommending to the Board of Directors transactions having a value of $75 million or more, and (iii) overseeing adoption of risk management policies and procedures. The Executive Committee is also responsible for evaluating and approving transactions between the Company and CrossAmerica and unrelated parties, including acquisitions, joint ventures, divestitures and other transactions, having a value of $25 million to $75 million.
The Board of Directors has determined that all members of the Executive Committee are independent under the applicable rules and regulations of the SEC and NYSE. The Executive Committee acts pursuant to a written charter, which is available for review on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section.
The members of the Executive Committee are:
Alan Schoenbaum (Chair)
Joseph E. Reece

Stephen A. Smith
Michael H. Wargotz
Nominating and Governance Committee
The principal functions of the Nominating and Governance Committee include:

•	determining Board of Directors membership qualification standards and criteria and evaluating potential director candidates;

•	selecting and recommending director candidates to the Board of Directors to be submitted for election at the Annual Meeting and to fill any vacancies on the Board of Directors;

•	recommending committee assignments to the Board of Directors;

•	developing and recommending to the Board of Directors appropriate corporate governance policies for the Company;

•
periodically assessing the composition of the Board of Directors to ensure the Board of Directors encompasses a broad range of skills, expertise, industry knowledge, diversity of opinion and contacts relevant to the Company’s business; and

•	overseeing annual self-assessment evaluations of the Board of Directors and the committees of the Board of Directors.
The Nominating and Governance Committee acts pursuant to a written charter, which is available for review on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section. There have been no material changes to the procedures by which holders of the Company’s securities may recommend nominees to the Board of Directors.
The Board of Directors has determined that all members of the Nominating and Governance Committee are independent within the meaning of SEC regulations, the listing standards of the NYSE, and the requirements set forth in the Nominating and Governance Committee charter.
Members of the Nominating and Governance Committee are:
Michael H. Wargotz (Chair)
Thomas W. Dickson
Joseph E. Reece
Strategic Review Committee
On March 2, 2016, the Board of Directors determined that, in light of the Company’s exploration of strategic alternatives, it would be efficient to establish an ad hoc committee to assist the Board of Directors in carrying out the strategic review process, forming the Strategic Review Committee. Until its dissolution on December 31, 2016, the Strategic Review Committee was responsible for managing a process to explore strategic alternatives. The Board of Directors determined that all members of the Strategic Review Committee were independent.
The members of the Strategic Review Committee are:
Joseph E. Reece (Chair)
Thomas W. Dickson
Alan Schoenbaum
Michael H. Wargotz
Meetings of Stockholders
We held an annual meeting of stockholders on June 9, 2016 and a special meeting of stockholders on November 16, 2016 in which Company stockholders approved the Merger Agreement with Circle K, a U.S. subsidiary of Alimentation Couche-Tard Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires members of the Board of Directors and executive officers, and beneficial owners of more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”), to file reports of beneficial ownership and reports of changes in beneficial ownership of such securities with the SEC. Reporting Persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms filed with the SEC.
SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements were satisfied on a timely basis with the exception of the following:
One Form 4 relating to the sale of 7,000 shares of CST common stock by Charles H. Adams filed on January 17, 2017 and was two days late.
Code of Business Conduct and Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all directors, officers, and employees. The Code of Ethics is a statement of our high standards for ethical behavior, legal compliance and financial disclosure. A copy of the Code of Ethics is available on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section. We expect that any amendments to our Code of Ethics, or any waivers of its requirements, will be disclosed on our website within four business days following the date of such amendment or waiver.
The Board of Directors has also adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and controller. The code charges these officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports we file with the SEC, and compliance with applicable laws, rules, and regulations. A copy of our Code of Ethics for Senior Financial Officers is available on our website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investors” section.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes the material elements of the compensation decisions with respect to our Chief Executive Officer, Chief Financial Officer, and our three most highly paid executive officers during the 2016 fiscal year, which we collectively refer to herein as our “named executive officers” or “NEOs.” This Compensation Discussion and Analysis also describes the objectives and principles underlying our executive compensation programs, the compensation decisions we have recently made under those programs, and the factors we considered in making those decisions.
Named Executive Officers
As of the end of the fiscal year ending December 31, 2016, our named executive officers were:

Name	Position
Kimberly S. Lubel	Chief Executive Officer and President
Clayton E. Killinger	Executive Vice President and Chief Financial Officer
Charles H. (Hal) Adams	President, Retail Operations
Anthony P. Bartys	Senior Vice President and Chief Operating Officer
Gerard J. Sonnier	Senior Vice President, General Counsel and Corporate Secretary

Governance Highlights Related to Executive Compensation
The Company has adopted several governance practices that we believe reinforce the soundness of our compensation programs:

What We Do		What We Don’t Do
✓	Director Independence. The Compensation Committee is made up entirely of independent directors.	✗	Restrictions on Hedging and Derivative Transactions. The Company prohibits directors and officers from engaging in hedging or derivative transactions involving Company securities.
✓
Performance-Based Incentives. In 2016, we awarded annual incentive compensation tied to key financial and operational metrics and a portion of long-term incentives were performance based in the form of market share units (“MSUs”).
		✗	No Excise Tax Gross-Up. The Company does not provide tax gross-ups on severance payments in connection with a change in control.
✓
Stock Ownership Guidelines. We require non-employee directors and executive officers to own stock and/or have an interest in restricted stock units (“RSUs”) or similar full valued equity at certain levels.
		✗	No Position-Specific Benefits. The benefits we offer are based on the same eligibility criteria for all of our employees, including executive officers.
✓
Risk Mitigation. Our compensation plans are designed to mitigate risk exposure through caps on the maximum level of short-term incentives, clawback provisions, multiple performance metrics and Board of Directors and management processes to identify risk.
✗
No Stock Options Granted with an Exercise Price Less than Fair Market Value.  All stock options are granted with an exercise price based on the mean of the highest and lowest price per share on the date of the grant.

✓	Non-Employee Director Compensation Policy. Stockholders approved a limit on the aggregate cash and stock-based compensation that may be awarded to non-employee directors of the Company.	✗
No Re-Pricing of Underwater Options. Our omnibus incentive plan prohibits the re-pricing of stock options or other downward adjustments in the option price of previously granted stock options except in connection with material corporate transactions.

✓	Independent Compensation Consultant. The Compensation Committee retained its own independent executive compensation consultant, Frederic W. Cook & Co., Inc., for 2016.
✓
Clawback Policy - Policy on Executive Compensation in Restatement Situations. In the event that the Company is required to prepare an accounting restatement, the Company will recover from current or former executive officers who received incentive-based compensation in excess of what would have been paid under the accounting restatement.

✓	Annual Advisory Vote on Executive Compensation. As approved by stockholders, the Company say-on-pay vote occurs once a year.
Our Responsiveness To Stockholders
During 2016, as part of our focus on stockholder engagement, we incorporated feedback and suggestions on ways to further tie our executive compensation program to the Company’s strategic growth goals and the interests of our stockholders.
Stockholders voiced a desire for the Company to modify our short-term incentive and long-term incentive plans. Following a review of the links between pay and performance, the Compensation Committee, for the 2016 fiscal year, made adjustments to our short-term incentive compensation metrics and introduced performance-based equity awards into our long-term incentive plan in the form of MSUs. We modified the performance metrics of our 2016 short-term incentive plan based on concerns expressed by our stockholders, including significantly up-weighted the emphasis on non-fuel gross profit performance and the modification of our CST Time program, which required our executives to perform five 6-hour shifts at our retail sites, from being a part of the incentive earnout formula to an eligibility requirement to participate in the short-term incentive plan. Besides stock performance, our stockholders also conveyed an interest in seeing a return on capital as an important measure of performance, so we incorporated cash flow return on capital employed from NTIs as one of the measures in the design of our performance-based MSUs in 2016.
Compensation Philosophy and Practices
We design our executive compensation program to drive the creation of long-term stockholder value and deliver strong financial and operational results. We do this by tying compensation to the achievement of performance goals that promote sustainable growth and by designing compensation to attract, retain, and motivate high-quality employees.

To achieve our objectives, we implement our compensation philosophy through the following guiding principles:

Pay for Performance
Provide a strong relationship between pay and performance through:
 • Annual performance-based incentives that are tied to the achievement of financial and/or operational performance metrics
 • Long-term equity awards that deliver value based on stock price performance

Competitive Compensation Levels
Provide compensation opportunities at a level and with practices that are competitive with our peers.
 • Total targeted compensation levels are guided by the median levels of our selected peer companies
 • Compensation levels and practices at peer companies are an important factor in making compensation decisions
• Competitive compensation helps retain employees and encourages management continuity

Compensation Mix
Provide a mix of variable and fixed compensation that:
• Motivates performance by rewarding individual and Company performance
 • Is weighted toward variable performance-based compensation for our senior executive officers
• Uses base salary, short-term (performance-based annual cash awards) and long-term (in 2016, performance-based awards in the form of MSUs and time-vested equity awards in the form of Stock Options and RSUs) compensation to appropriately balance incentives for both short-term and long-term performance

Alignment of Stockholder Interests
Align the interests of our executive officers with those of our stockholders through:
• Long-term equity awards, which are linked to stock price performance
• Stock ownership guidelines that require our executive officers to hold a meaningful financial stake in the Company

Compensation Decision Making Process
Role of the Compensation Committee
The Compensation Committee is responsible for monitoring the performance and compensation of our NEOs, reviewing compensation plans and administering our incentive programs.
The Compensation Committee works closely with its independent compensation consultant and meets regularly, including in executive session without management present, to make decisions on our executive compensation program and on the compensation of our Chief Executive Officer and other executives. The Compensation Committee reviews a variety of market data and information, including information derived from the proxy statements of the Company’s peer group and survey data for executives below the NEOs who are within the purview of the Compensation Committee, and considers the recommendations of its independent compensation consultant when making compensation decisions. The Compensation Committee may delegate (i) any or all of its responsibilities to subcommittees or any committee member, (ii) certain authority with respect to the administration of previously approved employee benefit plans to the Benefit Plans Administrative Committee, and (iii) the authority to amend the employee benefit plans, subject to the various restrictions, to an officer of the Company, except that it shall not delegate its responsibilities for any matters that involve executive or director compensation or any matters where it has determined that such compensation is intended to comply with Section 162(m) of the Code. When making determinations with respect to our Chief Executive Officer’s compensation, the Compensation Committee reviews and discusses the Board of Directors’ evaluation of our Chief Executive Officer and makes preliminary determinations about her base salary, short-term incentive compensation and long-term incentive compensation. The Compensation Committee then presents its recommendations to the Board of Directors and the Board of Directors discusses, modifies and approves, as appropriate, our Chief Executive Officer’s compensation. Neither our Chief Executive Officer, nor any other executive officer, is involved in recommending or determining the compensation of our Chief Executive Officer.
Role of the Compensation Consultant
The Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) to serve as its independent executive compensation consultant for the 2016 fiscal year. During 2016, FW Cook’s executive officer and director compensation consulting services included:

•	assistance with the determination of appropriate peer and comparator companies for benchmarking executive pay and monitoring the Company’s performance;

•	assistance with the determination of our overall executive compensation philosophy in light of the Company’s business strategy and market considerations;

•	competitive pay assessment of target and actual total direct compensation for executive officers, with separate analyses of base salary, short-term incentive compensation and long-term compensation;

•	competitive pay assessment of director compensation;

•
assessment of, and recommendation of enhancements to, our long-term incentive program strategy, including the appropriate mix of equity incentive vehicles, and assistance with the determination of competitive equity grant guidelines consistent with our overall pay philosophy;

•	assessment of, and recommendation of enhancements to, our severance arrangements in light of our overall compensation philosophy and market considerations;

•	updates on trends and developments in executive compensation and new regulatory issues;

•	assistance with proxy statement disclosures; and

•	assistance with implementation of performance-based long-term incentive awards.
The Compensation Committee analyzed whether the work of FW Cook as a compensation consultant raised any conflict of interest under NYSE listing standards, taking into consideration the following factors: (i) the provision of other services to the Company by FW Cook; (ii) the amount of fees received from the Company by FW Cook, as a percentage of the total revenue of FW Cook; (iii) the policies and procedures of FW Cook that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the FW Cook consultant with a member of the Compensation Committee; (v) any stock of the Company owned by the FW Cook consultant; and (vi) any business or personal relationship of the FW Cook consultant or FW Cook with an executive officer of the Company. After considering the foregoing factors, the Compensation Committee determined that the work of FW Cook with the Compensation Committee during the 2016 fiscal year did not raise any conflicts of interest affecting FW Cook’s independence.
Role of Management
When making executive compensation decisions, the Compensation Committee reviews recommendations from our Chief Executive Officer, who reviews the individual performance of the NEOs (other than herself) as well as market data and makes recommendations to the Compensation Committee on NEO compensation. The Compensation Committee reviews, discusses, modifies and approves, as appropriate, such compensation recommendations with its independent compensation consultant in executive session without any members of management present, including our Chief Executive Officer.
Role of Stockholder Say-on-Pay
Our pay-for-performance philosophy with respect to our executive compensation program is aligned with stockholder interest and an important driver of our success. We take pride that, at our 2016 annual meeting in June 2016, our stockholders overwhelmingly supported our executive compensation program with 94.9% of stockholder votes cast in favor of our say-on-pay proposal. The Compensation Committee views this support as an overall endorsement by our stockholders of our approach to executive compensation. Subsequently, at our special meeting in November 2016, 82.27% of stockholder votes were cast in favor of the payments to be made to our NEOs in connection with the Merger.
Peers and Benchmarking
Prior to setting compensation levels for the 2016 fiscal year, the Compensation Committee reviewed a competitive analysis performed by FW Cook on total direct compensation targets for our NEOs, including base salaries, short-term incentive targets, and long-term incentive grants. The mix of cash and equity, as well as short-term and long-term allocations of compensation, was considered in this benchmarking process.
FW Cook provided the Compensation Committee with a statistical analysis of compensation data for the 21 companies listed below to consider in its determination of individual NEO pay levels:

PEER GROUP (Sorted by Revenue)	2015 REVENUE (1)	MARKET CAP(2)(In Millions)
	(In Millions)	(As Of 6/30/15)
Alimentation Couche-Tard Inc.	$40,494	$30,417
Rite Aid	$26,710	$8,475
Staples, Inc.	$22,100	$9,809
Dollar General Corporation	$19,306	$23,110
SUPERVALU	$17,820	$2,142
Office Depot, Inc.	$15,619	$4,743
Genuine Parts Company	$15,485	$13,638
Global Partners LP	$15,132	$1,103
Murphy USA, Inc.	$14,060	$2,527
Western Refining	$13,747	$4,166
Family Dollar Stores, Inc.	$10,697	$9,025
Dollar Tree, Inc.	$8,779	$16,288
Core-Mark Holding Company, Inc.	$8,310	$1,371
Casey’s General Stores, Inc.	$7,767	$3,727
Delek US Holdings	$7,609	$2,112
Travel Centers of America	$7,219	$569
Darden Restaurants	$6,764	$8,941
Big Lots	$5,176	$2,367
Northern Tier Energy LP	$4,600	$2,207
Brinker International, Inc.	$2,997	$3,576
Panera Bread Company	$2,572	$4,665
75th Percentile	$16,720	$9,417
Median	$10,667	$4,166
25th Percentile	$6,992	$2,174
CST Brands, Inc.	$10,446	$3,003

(1)	Revenue generally represents the most recent twelve months of data available at the time, as per Standard & Poor’s Compustat.
(2)	Market cap is as of June 30, 2015 per Standard & Poor’s Compustat.
For 2016, FW Cook removed six peers from the peer group used for 2015 compensation planning, including three that were acquired, and added nine new companies. During this process FW Cook reframed the 2015 peer group of 18 companies to a peer group of 21 companies spanning a range of industries that reflect CST’s full scope of business operations following the GP Purchase in 2014. The acquired and removed companies were Burger King Worldwide, Inc., Susser Holdings Corporation and The Pantry, Inc. Family Dollar Stores, Inc. was acquired during 2015 but was not removed because the latest compensation data were disclosed at the time.
Several objective financial criteria were used to evaluate the remaining peer group companies following removal of the acquired ones and to search for new additions, subject to modest exception for continuity and to prioritize direct competitors. In addition to studying revenue and market capitalization, which were both targeted to be in a roughly 1/3x to 3x range of CST, FW Cook suggested, and the Committee agreed, to limit EBITDA margin to 10% for new peer group additions because low margins can impose limits on compensation compared to higher-margin companies with similar revenues. Accordingly, three other companies from the 2015 peer group, in addition to the three acquired companies, were removed for having EBITDA margins near 20%, and falling outside of the targeted range of revenue and market cap: Autozone, Inc., Jack in the Box Inc and Wendy’s Co.
In addition to reviewing companies from industries represented by existing peer group companies, FW Cook also examined oil refiners and fuel distributors/wholesalers that have significant convenience retail/gas station operations. As a result of the screening process, the Committee approved the following nine additions to the 2016 peer group: Big Lots, Inc., Darden Restaurants, Delek US Holdings, Inc., Global Partners LP, Northern Tier Energy LP, Rite Aid Corporation, SUPERVALU INC., TravelCenters of America LLC and Western Refining, Inc. Northern Tier Energy LP was acquired in 2016, after FW Cook completed its analysis of NEO compensation for 2016.
The peer group is generally composed of companies from the following industries, which are more relatable to CST: convenience retail, discount retail, quick-serve restaurants, and other retail, and refiners with significant wholesale fuel and/or convenience retail/gas stations operations. Few publicly-traded directly-comparable companies exist, which necessitated the need to look beyond the most-comparable convenience retail/gas station operations and wholesale fuel industries.
At the time of the 2016 peer group analysis, CST Brands’ revenue was $10.4 billion and our market capitalization was $3.0 billion. Our peer group had median revenues of $10.7 billion and a median market capitalization of $4.2 billion. We believe that the Company’s business size falls within a reasonable range of the median of the peer group.
Elements of Executive Compensation
Overview
The core elements of total direct compensation for our NEOs are base salary, short-term incentives (in the form of annual performance-based cash incentives) and long-term incentives (in the form of RSUs, stock options and performance-based MSUs).
The Compensation Committee generally targets total direct compensation (base salary, short-term incentive target and long-term incentive target) at the median of the Company’s peer group because the Compensation Committee believes it is an appropriate foundation for attracting and retaining critical executive talent; however, the Compensation Committee does not determine the level of total direct compensation based exclusively on a comparative analysis against the Company’s peer group. The Compensation Committee also considers other factors, including internal pay equity and consistency, the executive officer’s job responsibilities, management experience, individual contributions, number of years in his or her position, and recent compensation adjustments.
The Compensation Committee’s emphasis on variable or “at-risk” components of incentive pay results in actual compensation ranging below or above the median based on the achievement of the objectives established in the Company’s short-term and long-term incentive programs and changes in the value of the Company’s stock. Retirement and health and welfare benefits provided to our NEOs are designed to be consistent in value and, to a lesser degree, aligned with benefits offered by companies with whom we compete for talent.
The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation among base salary, short-term incentive compensation and long-term incentive compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. While the Compensation Committee believes that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components, the components are considered and weighted within the context of each executive officer’s total compensation. We evaluate our compensation program on an ongoing basis and adapt the program, as necessary, to ensure continued alignment between long-term Company performance and executive compensation.
2016 Target Total Direct Compensation Mix
The following charts set forth the core elements of total direct compensation targets for the 2016 fiscal year for our Chief Executive Officer and the average of total direct compensation for other NEOs.

Base Salary
Base salary is an important element of compensation for all Company employees, helping to maintain our ability to recruit and retain exceptional talent. Base salaries were targeted at median market levels, and represented a smaller percentage of total pay for top executive officers than for other employees. Base salaries are reviewed and established annually, upon promotion, or following a change in job responsibilities and are based on market data, internal pay equity and each executive officer’s level of responsibility, experience, expertise and performance. Consistent with the Committee’s compensation philosophy, base salaries for the Chief Executive Officer and other NEOs were adjusted in 2016 to achieve total compensation for the NEOs near the median of the Company’s peer group.
 The Compensation Committee approved the following NEO salary increases for the 2016 fiscal year:

Name	2015 Annual Base Salary	2016 Annual Base Salary	% Increase
Kimberly S. Lubel	$1,000,000	$1,030,000	3.0%
Clayton E. Killinger	$640,500	$656,500	2.5%
Charles H. (Hal) Adams (1)	$400,000	$500,000	25.0%
Anthony P. Bartys	$455,000	$466,500	2.5%
Gerard J. Sonnier	$375,000	$385,000	2.7%

(1)
Mr. Adams was promoted to President, Retail Operations in January 2016 and was provided a larger base salary increase to match the new position and additional responsibilities and remain near the median of the Company’s peer group compensation for similar positions.

Short-Term Incentive Compensation: Annual Performance-Based Cash Incentive
Short-Term Incentive Plan
Our short-term incentive plan is one of the key components of the “at-risk” compensation we offer to our executives. We utilize an annual performance-based cash incentive plan to reward short-term performance achievements. Such plan is also intended to motivate and reward our executives for their contributions toward meeting longer-term corporate financial and strategic goals and to align the interests of such executives with those of our stockholders.
In developing our short-term incentive plan, the Compensation Committee first sets quantitative performance goals that encourage our executive officers to focus on priorities that are directly tied to our business strategy. The Compensation Committee then establishes annual cash incentive targets based upon a number of factors, including a study of the short-term incentive pay practices of our peer group and our Chief Executive Officer’s qualitative assessment (other than for herself).
In March 2016, the Compensation Committee approved the following performance metrics (including minimum, target and maximum levels) for our 2016 annual short-term incentive plan (the “2016 STI Plan”): (i) total non-fuel gross margin dollars achieved versus established budget; (ii) consolidated EBITDA achieved versus established budget; and (iii) actual growth in the distributions per unit of CrossAmerica Partners LP. The Compensation Committee determined that the completion of required participation in the CST Time Program by executive officers was a requirement in 2016 to be eligible to participate in the 2016 STI Plan. The Compensation Committee chose this array of performance metrics because it believed that no single metric would be sufficient to ensure well-rounded and balanced performance by our executives. The Compensation Committee also believed that successful execution of these performance metrics would contribute to an increase in stockholder value, with target and higher goals set at challenging, yet reasonable levels.
The following table describes each performance metric, the percentage of the aggregate short-term incentive attributable to each performance metric and the reason for its inclusion in the 2016 STI Plan for executive officers:

2016 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin Dollars	50%
Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST retail stores. A major strategic goal is to increase the contribution of non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. We believe this performance metric aligns the short-term incentive objectives with the long-term strategies of CST by (i) improving inside store profitability levels and increasing the number of customers that visit the CST network, and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.
			0 - 200%
Consolidated EBITDA (CST and CAPL)	25%
This metric measures the EBITDA for both the Partnership and CST on a consolidated basis, which is a reflection of how well the Partnership and CST are performing overall against the established goals, representing a holistic view of the Partnership’s and CST’s strategies.
			0 - 200%
CrossAmerica Partners Distributions per Unit (pro-forma coverage ratio > 1.0)	25%
The Partnership’s distributions per common unit represent the amount of cash distributed to our common unitholders, including CST. We believe this performance metric aligns the growth of cash distribution year over year with the long-term strategy of both the Partnership and CST. CST owns 100% of the IDRs and receives distributions from the Partnership under these IDRs as well as distributions as a result of CST’s ownership of the common units in the Partnership.
			0 - 200%
As determined by the Compensation Committee, (i) full participation in the CST Time Program, which requires our executive officers to perform five 6-hour shifts at our retail sites, was a requirement in 2016 to be eligible to participate in the 2016 STI Plan; and (ii) each of these performance metrics had a threshold, target and maximum level for the performance year. The maximum incentive award payable to our executive officers under the short-term incentive program for the fiscal year ended December 31, 2016, based on the performance metrics described above, was 200% of their respective incentive award targets.
Targets and Payouts Under the 2016 STI Plan
The target for each executive officer’s short-term incentive award for the 2016 fiscal year, expressed both as a percentage of annual base salary and as a total dollar amount, is shown in the table below. The Compensation Committee establishes annual cash incentive targets, as a percentage of base salary, based upon a study of the short-term incentive pay practices of our peer group, as well as additional factors such as each executive officer’s experience and contribution to the Company’s success, and internal pay equity. The maximum STI award payable to our executive officers, based on the quantitative company performance metrics under the 2016 STI Plan, was 200% of their respective STI targets and, if the 2016 STI Plan funding pool referenced below was not funded, no STI award would be payable to our NEOs.

Name	Short-Term Incentive Target (as a Percentage of Base Salary)	Short-Term Incentive Target Value
Kimberly S. Lubel	115%	$1,184,500
Clayton E. Killinger	75%	$492,375
Charles H. (Hal) Adams	75%	$375,000
Anthony P. Bartys	65%	$303,225
Gerard J. Sonnier	65%	$250,250

2016 Performance Metric Target and Results
In 2016, we made progress on increasing total gross profit from merchandise and services. While faced with a lower fuel margin environment compared to 2015, the Company still increased consolidated EBITDA by building a record 50 NTIs, successfully closing on and integrating the $425 million Flash Foods acquisition, growing CrossAmerica Partners LP’s distribution per common unit, and each of the NEOs fully satisfied his or her CST Time Program participation requirement to be eligible to participate in the 2016 STI Plan. The following table details the minimum, target and maximum performance level targets and results actually achieved for each of the Company’s performance metrics.

Performance Metric (target percentage weighting)	STI Target Percent	Minimum	Target	Maximum	Achieved in 2016	STI Percent Earned
I. Total Non-Fuel Gross Margin Dollars	50%	$578.69	$771.59	$964.49	$748.69	44%
II. Consolidated EBITDA (in US$ millions)	25%	$389.66	$519.55	$649.44	$479.25	17%
III. CrossAmerica Partners Distribution per Unit	25%	$2.3940	$2.4168	$2.4396	$2.4200	29%
Total	100%					90%
Funding for the 2016 STI Plan funding pool was subject to achieving a minimum adjusted consolidated operating income of $108.1 million for the 2016 fiscal year, which was achieved, funding the 2016 STI Plan. The Compensation Committee then exercised its downward discretion to reduce the final short-term incentive amounts based upon the Company’s performance against the 2016 STI Plan Performance Metrics and the Compensation Committee’s assessment of each NEO’s individual performance. Overall performance for the 2016 fiscal year, measured using the performance metrics described above, was 90% of the target performance metrics for executive officers set by the Compensation Committee.
Accordingly, the Compensation Committee set the following final annual STI award amounts for our NEOs:

Name	Actual 2016 Short-Term Incentive Award	Actual Short-Term Incentive Award (as a Percentage of Target)
Kimberly S. Lubel	$1,066,050	90%
Clayton E. Killinger	$443,138	90%
Charles H. (Hal) Adams	$337,500	90%
Anthony P. Bartys	$272,903	90%
Gerard J. Sonnier	$225,225	90%
Long-Term Incentive Program
Our long-term incentive program includes another key component of our “at-risk” compensation package and is intended to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards the performance of our executive officers through the use of equity incentives and that a considerable portion of the compensation of our NEOs should be tied to the Company’s stock price performance.
The Compensation Committee established long-term equity incentive award targets for our NEOs, as a percentage of base salary, based upon a study of the long-term incentive pay practices of our peer group. The Compensation Committee made individualized determinations of award targets based on additional factors such as each executive officer’s experience and contribution to the Company’s success and internal pay equity. For 2016, the Compensation Committee added performance-based awards in the form of MSUs to the equity award mix under the NEO long-term incentive plan (“2016 NEO LTI Plan”). The 2016 NEO LTI Plan awards were comprised of one third each of MSUs, stock options and RSUs. The Compensation Committee believed the addition of MSUs to the 2016 NEO LTI Plan better aligned the long-term incentive program with stockholder returns, and in doing so, had made two-thirds of the overall 2016 grant value “at-risk.” Except for the MSUs that vest in full in three years from the date of grant (if required performance is achieved), stock options and RSUs vest in equal annual installments over a period of three years from the date of grant.
In accordance with our standard practice, long-term incentive grants are discussed and approved each year during the Compensation Committee’s meeting at the beginning of the year. In the case of new hires, long-term incentive grants are typically granted on the commencement date of employment or the date of Compensation Committee approval.

The following table details the long-term equity incentive award grants for our NEOs for the 2016 fiscal year.

	2016 Long-Term Equity Incentive Awards
		MSUs		Stock Options		RSUs		Aggregate Grant Date Fair Value of Long-Term Incentive Awards
Name	Long Term Incentive Target (as a % of Base Salary)	Number of Shares Underlying MSUs at Target	Grant Date Fair Value	Number of Shares Underlying Stock Options	Grant Date Fair Value	Number of RSUs	Grant Date Fair Value
Kimberly S. Lubel	285%	23,859	$978,505	88,473	$978,511	25,248	$978,612	$2,935,629
Clayton E. Killinger	220%	11,739	$481,440	43,540	$481,522	12,423	$481,515	$1,444,507
Charles H. (Hal) Adams	200%	8,128	$333,346	30,141	$333,359	8,601	$333,375	$1,000,079
Anthony P. Bartys	160%	6,067	$248,820	22,497	$248,817	6,420	$248,839	$746,476
Gerard J. Sonnier	175%	5,476	$224,582	20,307	$224,595	5,796	$224,653	$673,830
The number of MSUs, stock options and RSUs awarded during 2016 to each NEO was determined by dividing the aggregate grant date fair value of each award approved by the Compensation Committee at its March 2016 meeting for each NEO relative to each form of equity (1/3 MSUs, 1/3 stock options and 1/3 RSUs).
Each MSU represents a contingent right at vesting to receive one share of the Company’s common stock based on CST’s stock price performance over a three-year performance period. The target MSU award was set at 120% of the Beginning Stock Price(1). The MSUs vest in full three years from the date of grant and the target award is earned if the Ending Stock Price, as defined in award agreement, is 120% of the Beginning Stock Price at the end of the three-year performance period. The number of MSU awards earned can increase up to 175% of the target award if the Ending Stock Price(2) is 175% or greater than the Beginning Stock Price(1). A threshold 50% of target award is earned if the Ending Stock Price is at least 67% of the Beginning Stock Price(1), with awards forfeited entirely if stock price performance is below this level.

Ending Stock Price	Multiplier of Target Awards
67% of Beginning Stock Price	50% of Target Awards
100% of Beginning Stock Price	81.3% of Target Awards
120% of Beginning Stock Price	100% of Target Awards
175% of Beginning Stock Price	175% of Target Awards
The number of MSUs earned based on the Company’s stock performance will be further adjusted up to plus/minus 20% based on the 2018 cash flow return on capital employed (“ROCE”) performance of NTIs built in 2014 and 2015. The performance range for the modifier is 12%-18% ROCE for the year 2018, with earned MSUs adjusted -20% if ROCE is below the range and earned MSUs adjusted up to +20% if ROCE is above the range, with straight-line interpolation in-between. The maximum number of MSUs earned cannot exceed 200% of the target award.

(1)	Beginning Stock Price = volume weighted average price of the Company’s stock over the 20 trading days ending on the last trading day prior to the date of grant.

(2)
Ending Stock Price = volume weighted average price of the Company’s stock over the 20 trading days ending on the last trading day prior to the third anniversary of the date of grant, or the closing stock price or value, in the event of a merger or acquisition of the Company.

We have elected to use the Black-Scholes stock option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates, to establish the per share grant date fair value of our stock options.
CEO Realizable Compensation
Realizable compensation reflects the real value of equity awards and increases or decreases with fluctuations in market value. When determining the annual equity grants to our executives, the Compensation Committee believes it is important to take into account not only the grant date fair values included in our Summary Compensation Table, but also to consider the effect of the value of our stock on those awards at the end of our fiscal year.

Given that approximately 57% of our Chief Executive Officer’s and 52.5% of the average of our other NEOs’ total direct compensation target is equity based, the Compensation Committee and the Company consider it especially important to focus on realizable pay when evaluating pay for performance.
When the Company’s stock price increases and generates positive returns for our stockholders, the increase impacts an executive’s realizable pay during the present fiscal year and for past fiscal years during which the executive received equity awards that are held or still subject to vesting. Accordingly, a significant portion of our NEOs’ total direct compensation is closely linked to the performance of our stock over time, motivating our executives to generate positive returns to our stockholders.
The chart below illustrates the relationship between the target and realizable values of our Chief Executive Officer’s total direct compensation and the Company’s indexed total stockholder return for fiscal years 2013, 2014, 2015 and 2016. The Company has provided an annualized total shareholder return in excess of 14% a year from the May 2013 spin-off through the end of the 2016 fiscal year. The Chief Executive Officer’s target total direct compensation opportunity increased gradually from $4.5 million in 2014, the first full year as an independent company, to $5.2 million in 2016. Meanwhile, the Chief Executive Officer’s realizable compensation varied with the Company’s performance. When the stock price decreased from 2014 year-end to 2015 year-end, the Chief Executive Officer’s realizable compensation decreased as well. The Company’s stock price by the end of the 2016 fiscal year was higher than at any other time, which had a positive effect on each year’s realizable compensation values due to the increased value of equity awards compared to their grant date fair values.
*2013 excludes 50,400 restricted shares granted in connection with the Company’s separation from Valero Energy Corporation (NYSE: VLO); 2013 salary is annualized for full year (actual salary was pro-rated for May 1, 2013 spin-off).
TSR source: Standard & Poor’s Capital IQ

(1)	TDC: total direct compensation.
(2)
Target TDC: Target TDC is calculated using our Chief Executive Officer’s target base salary as disclosed in the Compensation Discussion and Analysis sections of this and prior proxy statements, the short-term incentive target value, and equity award target grant date fair values.

(3)
Realizable TDC: Realizable TDC is calculated using our Chief Executive Officer’s actual earned base salary and short-term incentives, restricted shares and RSUs granted in each year multiplied by the stock price on the last day of 2016 of $48.15, and intrinsic value of all stock options granted in each year using the last day of 2016 price of $48.15 (number of options granted multiplied by the difference between last day of 2016 price of $48.15 and each grant’s exercise price.

(4)
Indexed TSR: Indexed TSR is calculated by taking the stock price on the last day of 2013, 2014, 2015 and 2016 assuming reinvestment of dividends, and dividing each by the stock price on May 1, 2013, the day that the spin-off from Valero Energy Corporation was completed.

Other Benefits
As a benefit to Company employees, the Company has established the CST Brands Savings Plan, which consists of two components (i) a qualified “Safe Harbor” 401(k) retirement plan, and (ii) a discretionary profit sharing plan. All contributions made under the Company’s 401(k) plan are 100% vested at all times. In 2016, the Company suspended the discretionary profit-sharing plan, which offered a contribution to employees who met eligibility.
The Company has also established the CST Brands Excess Savings Plan (the “Excess Savings Plan”), which is a non-qualified deferred compensation program that provides benefits to Company employees whose annual contributions to the Company’s 401(k) plan and related Company matching contributions are subject to regulatory limitations. All balances under the Excess Savings Plan are maintained in the books and records of the Company and earnings are credited to a participant’s accumulated savings account under the plan in an amount equal to the prime rate as quoted in the Wall Street Journal on January 1 of the then current year, plus 1%. As with the Company’s 401(k) retirement plan, participants are 100% vested at all times in any Company contributions credited to their Excess Savings Plan accounts.
Effective January 1, 2016, all eligible employees, including our NEOs, were able to participate in the CST Employee Stock Purchase Plan (“ESPP”) in which participants in the ESPP elected to purchase shares of CST’s common stock in up to two series of offerings per year conducted pursuant to the procedures set forth in the ESPP at a purchase price that was 85% of the fair market value of one share of CST’s common stock on the first or last trading day of the offering period. Pursuant to the Merger Agreement, there will be no ESPP offering periods in 2017.
Effective January 1, 2016, certain employees, including our NEOs, were eligible to participate in the CST Nonqualified Deferred Compensation Plan (the “NQDC”) pursuant to which NEOs were allowed the opportunity to defer up to 75% of their base salary, up to 100% of their annual bonus and up to 100% of their annual grant of CST RSUs for that calendar year. Pursuant to the Merger Agreement, the Compensation Committee approved the termination of the NQDC upon closing of the Merger. All deferrals of base salary and excess savings plan accounts are 100% vested and vesting of deferrals of other bonus or equity awards is determined in accordance with the terms of the applicable awards.
Our NEOs are eligible to participate in the same benefits as those generally available to other employees in the Company. Both Company-subsidized and voluntary benefit programs are available and include medical, dental, vision, life insurance and disability coverage.
Other Compensation Policies and Practices
Stock Ownership Guidelines
We place a premium on aligning the interests of our executive officers and non-employee directors with those of our stockholders. Our stock ownership guidelines require our executive officers and non-employee directors to own stock and/or have an interest in RSUs or similar full valued equity.
Stock Ownership Guidelines

Participant	2016 Target Ownership Level
Chief Executive Officer	5x Base Salary
NEOs other than the Chief Executive Officer	3x Base Salary
All other Senior Vice Presidents and Section 16 Officers	1x Base Salary
Non-Employee Directors	3x Annual Cash Retainer
Shares counted toward the stock ownership guidelines include: (i) shares of stock owned individually or jointly, or in trusts controlled by the executive officer or director; (ii) unvested restricted stock and RSUs and (iii) shares owned in a company-sponsored retirement or savings plan. Unexercised stock options do not count toward the stock ownership guidelines.
Stock ownership is evaluated on a quarterly basis. If a director or executive officer does not meet his or her target ownership level under these stock ownership guidelines as of the quarterly evaluation, the director or officer will be required to hold 50% of any shares of the Company’s common stock received upon (i) the vesting of restricted stock and RSUs and (ii) the exercise of stock options (net of any shares utilized to pay for the exercise price and tax withholding).
The full text of the Company’s stock ownership and retention guidelines is included in the Company’s Corporate Governance Guidelines, which are available on the Company’s website at http://www.cstbrands.com/en-us/investors under “Corporate Governance” in the “Investor Relations” section.

Policies Regarding Pledging or Hedging of Company Securities
Under our Corporate Governance Guidelines, our directors and executive officers are prohibited from engaging in short sales and transactions in derivatives with respect to Company securities, including hedging transactions. Our Corporate Governance Guidelines do not prohibit pledges of Company securities but require that pledges of Company securities be approved in advance by our Chief Executive Officer (who must receive pre-approval from the Compensation Committee). Compliance with these policies is monitored by the Compensation Committee.
Policy on Executive Compensation in Restatement Situations (“Clawback Policy”)
The Company has adopted a “clawback” policy that applies to any bonuses and other incentive compensation (whether cash or equity) awarded to the Company’s executive officers. This policy provides that in the event of a material restatement of the Company’s financial results due to material noncompliance with certain financial reporting requirements, the Board of Directors, or the appropriate committee of the Board of Directors, will review all such incentive compensation and if such incentive compensation would have been lower had it been calculated based on the restated results, the Board of Directors, or the appropriate committee of the Board of Directors, will (to the extent permitted by law and as appropriate under the circumstances) use reasonable efforts to seek to recover for the benefit of the Company all or a portion of such incentive compensation, subject to a three-year look back period. In July 2015, the SEC proposed new Rule 10D-1 under the Exchange Act to implement the provisions of Section 954 of the Dodd-Frank Act, which requires the SEC to adopt rules relating to the disclosure of a company’s compensation recovery, or “clawback,” policies in connection with an accounting restatement. We believe our current clawback policy meets the requirements of these proposed rules.
The “clawback” policy operates in addition to provisions already contained in our Amended and Restated 2013 Omnibus Stock and Incentive Plan, pursuant to which unvested awards will automatically lapse and be forfeited, and vested but unexercised awards will automatically lapse and be forfeited, if the recipient is terminated for cause, including acts of misconduct, embezzlement, fraud, theft or disclosure of confidential information, or is convicted of a felony involving moral turpitude.
Separation Agreements
The Company has entered into separation agreements with each of its executive officers, including its NEOs, for the purpose of retaining such executive officer’s services. The separation agreements are intended to ensure that our executives are motivated primarily by the needs of the business, rather than circumstances outside the ordinary course of business, that is, circumstances that might lead to a change in control of the Company or otherwise lead to the involuntary termination without cause of an executive’s employment. This is generally achieved by assuring our NEOs that they will receive a level of continued compensation if their employment is adversely affected in such circumstances, subject to certain conditions. We believe that these severance benefits help ensure that affected executives act in the best interests of our stockholders, even if such actions are otherwise contrary to their personal interests. Accordingly, we set the level and terms of these benefits in a way that we believe is necessary to obtain the desired results. The level of benefit and rights to benefits are determined by the type of termination event, as described below. We believe that these benefits are generally in line with current market practices and peer company practices, based, in part, on information received from FW Cook. We also believe that such benefits are particularly important as we do not maintain employment agreements with our NEOs.
Under the separation agreements, if an executive officer’s employment is terminated without cause or by good reason in connection with, or within 24 months after, a change in control, then such executive officer will receive certain severance payments and continued benefits. If an executive officer is terminated without cause or by good reason, other than in connection with a change in control, then such executive officer will receive a reduced level of severance payments and continued benefits. Payments and benefits provided under the Separation Agreements are conditioned upon the executive officer releasing any claims he or she has against the Company and agreeing to certain non-competition and non-solicitation restrictions. We believe these severance payments and benefits are generally in line with current market practices. For a more detailed discussion regarding the separation agreements, please see the section below entitled “Potential Payments Upon Termination or Change in Control” beginning on page 163.
Statutory and Regulatory Considerations
In designing our compensation programs, we take into account the various tax, accounting and disclosure rules associated with various forms of compensation. The Compensation Committee also reviews and considers the deductibility of executive officer compensation under section 162(m) of the Code and designs its deferred compensation programs with the intent that they comply with section 409A of the Code. The Compensation Committee generally seeks to preserve tax deductions for executive officer compensation. Nonetheless, the Compensation Committee has awarded and may in the future award compensation that is not fully tax deductible when it believes such grants are in the best interests of our stockholders.

Merger Related Disclosures
Under the Merger Agreement, the Company was permitted to engage an expert (a) to perform calculations regarding Sections 280G and 4999 of the Code and (b) to recommend and implement strategies to mitigate any issues resulting from application of Sections 280G and 4999 of the Code in order to avoid the loss of the Company's income tax deduction with respect to any excess parachute payments, as well as to maximize the net after-tax proceeds received by any individual subject to Section 4999 of the Code. The Company reasonably determined that the consummation of the Merger would not occur in 2016 and in order to mitigate the impact of Section 4999 of the Code and following the recommendations of this expert, the Company accelerated the vesting of Company equity awards, and the payment of annual incentive awards in respect of 2016, into 2016, for certain executive officers, and among the NEOs Mr. Sonnier.
Risk Assessment
The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk-taking above the acceptable level of risk associated with the Company’s business. The Company and the Compensation Committee concluded that our compensation program does not motivate imprudent risk-taking. In this regard, the Compensation Committee believes that:

•	the Company’s annual incentive compensation is based on performance metrics that promote a disciplined approach towards the long-term goals of the Company;

•	the Company does not offer significant short-term incentives that might drive high-risk investments at the expense of the long-term value of the Company;

•
the Company’s compensation programs are weighted towards offering long-term incentives that reward sustainable performance, in particular given the Company’s stock ownership guidelines for executive officers;

•
the Company’s compensation awards are capped at reasonable levels, as determined by a review of the Company’s financial position and prospects, as well as the compensation offered by companies in our industry; and

•	the Board of Directors’ high level of involvement in approving material investments and capital expenditures helps avoid imprudent risk-taking.
Compensation Decisions for 2017
The Compensation Committee reviewed the appropriateness of the Company’s peer group based on analyses performed by FW Cook. As a result of this review, FW Cook recommended continuing with the existing peer group for 2016 and, due to its acquisition, Family Dollar Stores was removed from the peer group.
2017 NEO Short-Term Incentive Plan
The Compensation Committee recently approved two sets of performance metrics for the Company’s 2017 short-term incentive plan depending on whether the closing of the Merger occurs in 2017 or does not occur in 2017. Assuming that the Merger closes in 2017, the first set of performance metrics for the four months ending April 30, 2017 include (i) 50% weighting of Company’s non-fuel gross margin dollars achieved compared to the Company’s budget for the period ending April 30, 2017; and (ii) 50% weighting of the Company’s consolidated EBITDA achieved compared to the Company’s budget for the period ending April 30, 2017 (the “2017 STIP Merger Scenario”).
If the Merger does not close in 2017, the second set of performance metrics for the year ending December 31, 2017 are (i) 50% weighting of the Company’s non-fuel gross margin dollars achieved compared to the Company’s budget for the 2017 fiscal year; (ii) 25% weighting of the Company’s consolidated EBITDA achieved compared to the Company’s budget for the 2017 fiscal year; and (iii) 25% weighting of the increase in CrossAmerica’s distribution per unit for the 2017 fiscal year (“2017 STIP No Merger Scenario”). Completed participation in the CST Time Program by NEOs is a requirement that must be met to be eligible to participate in the 2017 STIP No Merger Scenario.

NEO Short-Term Incentive Plan Targets

Name	2016 Base Salary	2016 STI Plan Target as a % of Base Salary	2017 Base Salary	2017 STI Plan Target as a % of Base Salary
Kimberly S. Lubel	$1,030,000	115%	$1,030,000	115%
Clayton E. Killinger	$656,500	75%	$656,500	75%
Charles H. (Hal) Adams	$500,000	75%	$500,000	75%
Anthony P. Bartys	$466,500	65%	$466,500	65%
Gerard J. Sonnier	$385,000	65%	$385,000	65%
2017 STIP Merger Scenario
The following table describes each performance metric, the percentage of the aggregate short-term incentive attributable to each performance metric and the reason for its inclusion in the 2017 STIP Merger Scenario in case that the Merger closes in 2017:

2017 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin versus budget for the period ending April 30, 2017	50%
Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST Brands retail stores. A major strategic goal of the Company is to increase the contribution of non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing our offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. We believe this performance metric aligns the short-term incentive objectives with the long-term strategies of the Company by (i) improving our inside store profitability levels and increasing the number of customers that visit our stores, and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.
			0 - 200%
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) versus budget for the period ending April 30, 2017	50%
This metric measures the EBITDA for both CST and CrossAmerica Partners LP on a consolidated basis, which is a reflection of how well the Company is performing overall against its established goals, representing a holistic view of the Company’s strategies. This performance metric is a key driver of stockholder return over time.
			0 - 200%
2017 STIP No Merger Scenario
The following table describes each performance metric, the percentage of the aggregate short-term incentive attributable to each performance metric and the reason for its inclusion in the 2017 STIP No Merger Scenario in case that the Merger does not close in 2017:

2017 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin versus budget for the year ending December 31, 2017	50%
Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST Brands retail stores. A major strategic goal of the Company is to increase its non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing our offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. We believe this performance metric aligns the short-term incentive objectives with the long-term strategies of the Company by (i) improving our inside store profitability levels and increasing the number of customers that visit our stores, and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.
			0 - 200%
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) versus budget for the year ending December 31, 2017	25%
This metric measures the EBITDA for both CST and CrossAmerica Partners LP on a consolidated basis, which is a reflection of how well the Company is performing overall against its established goals, representing a holistic view of the Company’s strategies. This performance metric is a key driver of stockholder return over time.
			0 - 200%
CrossAmerica Partners LP Distributions per Unit (with a minimum pro-forma coverage ratio of 1.0) for the year ending December 31, 2017	25%
CrossAmerica Partners LP distributions per common unit represent the amount of cash distributed to CrossAmerica Partners LP common unitholders, including the Company. We believe this performance metric aligns the growth of cash distribution year over year with the long-term strategy of the Company. The Company also owns 100% of the IDRs and receives distributions from CrossAmerica Partners LP under these IDRs as well as distributions as a result of its ownership of the common units in CrossAmerica Partners LP.
			0 - 200%
Merger Related Decisions
The Merger Agreement provides that, during the period from August 21, 2016 until the earlier of the termination of the Merger Agreement or the consummation of the Merger, the Company will conduct its business in the ordinary course of business consistent with past practice, and the Company will use all reasonable efforts to keep available the services of key employees of the Company, including its executive officers. Among the reasonable efforts consistent with past practice included in the Merger Agreement are merit raises and increases in compensation to executive officers, payment of the 2016 short-term incentive plan, establishment of the 2017 short-term incentive plan, granting of time-based RSUs under the 2017 long-term incentive plan (only if the Merger does not close by February 15, 2017), and engagement of third-party experts to perform analysis and provide recommendations regarding Section 280G and Section 4999 of the Code to mitigate any issues resulting from application of Section 280G and Section 4999 of the Code and to maximize the net after-tax proceeds received by any individual subject to these sections.
2017 NEO Long-Term Incentive Plan
For 2017, the Merger Agreement further requires that any 2017 LTI award must be made in the form of 100% RSUs, which will vest in equal annual installments over a period of three years from the date of grant. Upon successful completion of the Merger, any unvested RSU awards under the Merger agreement will convert to cash awards and will remain subject to the same vesting terms and payment schedule as those set forth in the original RSU award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason,” or termination due to death, “Disability” or “Retirement.”
The 2017 LTI awards to our NEOs, members of the Board of Directors and key employees were granted on February 16, 2017 and are subject to the conditions described above.
Effect of the Merger - Treatment of CST Equity Awards
Stock Options. At the completion of the Merger, each stock option that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and be converted into the right to receive a cash payment equal to the product of (x) the number of shares of CST common stock subject to such option as of the completion of the Merger and (y) the excess of the Merger Consideration, as defined in the Merger Agreement, over the exercise price.

Restricted Shares. At the completion of the Merger, each restricted share that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and will be converted into the right to receive a cash payment equal to the product of (1) the number of shares of CST common stock as of the completion of the Merger and (2) the Merger Consideration.
RSUs. At the completion of the Merger, each award of RSUs that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and be converted into the right to receive a cash payment equal to the product of (1) the number of shares of CST common stock subject to such award as of the completion of the Merger and (2) the Merger Consideration. For purposes of unvested MSUs, which are RSUs that vest based on performance goals related to the price of CST common stock, in accordance with the award agreements, performance goals will be deemed satisfied based on the Merger Consideration.
At the completion of the Merger, each award of RSUs that was granted after the date of the Merger Agreement and is outstanding as of immediately prior to the completion of the Merger will be converted into the right to receive a cash payment equal to the product of (1) the number of shares of CST common stock subject to such award as of the completion of the Merger and (2) the Merger Consideration, but such award will remain subject to the vesting terms that applied to such award prior to the completion of the Merger; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”
Summary Compensation Table
The following table sets forth certain information with respect to compensation of our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Options Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(5)(6)	All Other Compensation ($)(7)	Total ($)
Kimberly S. Lubel	2016	1,030,000	—	1,957,118	978,511	1,066,050	34,058	14,575	5,080,312
Chief Executive Officer and	2015	1,000,690	—	1,140,045	1,709,999	1,470,850	32,619	27,954	5,382,157
President	2014	901,916	—	1,282,482	1,282,516	1,449,000	24,456	27,025	4,967,395
Clayton E. Killinger	2016	656,500	—	962,955	481,552	443,138	17,368	13,760	2,575,273
Executive Vice President	2015	633,272	—	488,041	732,015	613,291	16,489	28,217	2,511,325
and Chief Financial Officer	2014	590,383	—	589,968	590,007	619,500	12,298	26,781	2,428,937
Charles H. Adams	2016	497,077	—	666,720	333,359	337,500	9,869	13,825	1,858,350
President, Retail Operations	2015	400,552	—	232,034	347,999	361,684	6,264	23,963	1,372,496
	2014	380,383	—	275,487	275,497	345,800	4,089	23,288	1,304,544
Anthony P. Bartys	2016	466,500	—	497,659	248,817	272,903	9,005	12,923	1,507,807
Senior Vice President and	2015	455,264	—	263,957	395,853	366,926	8,784	25,311	1,516,095
Chief Operations Officer	2014	440,287	—	318,980	319,002	400,400	6,486	24,636	1,509,791
Gerard J. Sonnier	2016	385,000	—	449,235	224,595	225,225	5,199	12,923	1,302,177
Senior Vice President, General	2015	375,000	—	201,728	236,247	287,251	5,115	23,347	1,128,688
Counsel and Corporate Secretary	2014	131,874(8)	25,000	78,760	74,984	127,743	3,590	29,232	471,183
(1) The amounts shown represent the grant date fair value of awards for each of the fiscal years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See note 16 of the notes of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC for a discussion of all assumptions made in the calculation of this amount.                            (2) See the Grants of Plan-Based Awards table for more information regarding RSUs and MSUs awarded in 2016.                (3) For information about valuation assumptions for the 2016 stock option grants, refer to the footnotes in the Grants of Plan-Based Awards table.                                                        (4) The amounts in this column represent cash payment earned under the 2014, 2015 and 2016 short-term incentive programs.        (5) The amounts in this column represent the change in value in the Excess Savings Plan for fiscal years 2014, 2015 and 2016. See the Non-Qualified Deferred Compensation section for additional information for 2016.                            (6) The Company does not sponsor any pension benefit plans and none of the Company’s NEOs contribute to such a plan.

(7) The amounts listed as “All Other Compensation” for 2016 are composed of these items:

All Other Compensation	Lubel	Killinger	Adams	Bartys	Sonnier
CST Savings Plan Company Matching Contribution	10,600	10,600	10,600	10,600	10,600
Premiums for personal liability insurance	3,975	3,160	3,225	2,323	2,323
Total All Other Compensation	14,575	13,760	13,825	12,923	12,923
(8) Base salary amount in 2014 reflects total base pay earned by Mr. Sonnier after becoming an employee of CST in August 2014. Prior to becoming an employee of CST, Mr. Sonnier worked as an independent contractor for CST and was paid $227,925 in 2014 for services performed in such capacity.
Grants of Plan-Based Awards
The following table provides information regarding grants of plan-based awards to our NEOs during fiscal year 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards($)(6)
Name	Grant Date	Threshold ($)	Target ($)	Maximum($)	Threshold (#)	Target (#)	Maximum(#)
Kimberly S. Lubel	—	11,845	1,184,500	2,369,000
	3/8/2016				11,930	23,859	47,718				978,505
	3/8/2016							25,248			978,612
	3/8/2016								88,473	38.76	978,511
Clayton E. Killinger	—	4,924	492,375	984,750
	3/8/2016				5,870	11,739	23,478				481,440
	3/8/2016							12,423			481,515
	3/8/2016								43,530	38.76	481,442
Charles H. Adams	—	3,750	375,000	750,000
	3/8/2016				4,064	8,128	16,256				333,346
	3/8/2016							8,601			333,375
	3/8/2016								30,141	38.76	333,359
Anthony P. Bartys	—	3,032	303,225	606,450
	3/8/2016				3,034	6,067	12,134				248,820
	3/8/2016							6,420			248,839
	3/8/2016								22,497	38.76	248,817
Gerard J. Sonnier	—	2,503	250,250	500,500
	3/8/2016				2,738	5,476	10,952				224,582
	3/8/2016							5,796			224,653
	3/8/2016								20,307	38.76	224,595

(1) The amounts in these columns represent the potential payouts under the 2016 STI Plan, which were earned based on performance for the 2016 fiscal year. The threshold payout is the minimum amount payable (assuming the 2016 STI Plan pool is funded), the target payout represents the amount payable for achieving the target level of performance, and the maximum payout represents the maximum amount payable, which is individually capped based on each NEO’s allocation of the STI funding pool.

(2) Represents an award of MSUs under the Company’s long-term incentive program. These MSUs vest in full three (3) years from the date of grant. A threshold 50% of target awards is earned if the Ending Stock Price (as defined in the MSU award agreement) is 67% of the Beginning Stock Price (as defined in the MSU award agreement), with awards forfeited entirely if stock price performance is below this level. The maximum number of MSUs earned cannot exceed 200% of the target award. Dividend payments for MSUs would be paid once MSUs vest and the number of MSUs earned is calculated based on performance metrics under the MSU award agreement.

(3) Represents an award of RSUs under the Company’s long-term incentive program. These RSUs vest in one-third (1/3) increments each year for three (3) years on the anniversary of the grant date. Dividend equivalent payments on RSUs are paid as and when dividends are declared and paid on the Company’s outstanding common stock.

(4) Represents an award of non-qualified stock options under the Company’s long-term incentive program. These non-qualified stock options vest in one-third (1/3) increments every year for three years on the anniversary of the grant date.

(5) The exercise price is the mean of the high and low reported sales price per share on the NYSE of the Company’s common stock on the date of grant. Under the Amended and Restated 2013 Omnibus Stock and Incentive Plan, the exercise price for all options granted under the plan cannot be less than the mean of the high and low reported sales price per share on the NYSE of the Company’s common stock on the date of grant.

(6) The amounts shown represent the grant date fair value of awards for each of the fiscal years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 16 of the notes of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC for a discussion of all assumptions made in the calculation of this amount.

Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kimberly S. Lubel	50,000	—	29.53	5/6/2023			—
	72,520	36,260	31.25	3/10/2024	13,682	(5)	658,788
	52,827	105,653	41.41	3/12/2025	18,356	(6)	883,841
		88,473	38.76	3/8/2026	25,248	(7)	1,215,691
								23,859	978,505
Clayton E. Killinger	25,000	—	29.53	5/6/2023			—
	33,362	16,681	31.25	3/10/2024	6,294	(5)	303,056
	22,614	45,228	41.41	3/12/2025	7,858	(6)	378,363
		43,530	38.76	3/8/2026	12,423	(7)	598,167
								11,739	481,440
Charles H. Adams	15,000	—	29.53	5/6/2023			—
	15,578	7,789	31.25	3/10/2024	2,939	(5)	141,513
	10,751	21,501	41.41	3/12/2025	3,736	(6)	179,888
		30,141	38.76	3/8/2026	8,601	(7)	414,138
								8,128	333,346
Anthony P. Bartys	20,000	—	29.53	5/6/2023			—
	18,038	9,019	31.25	3/10/2024	3,403	(5)	163,854
	12,229	24,458	41.41	3/12/2025	4,250	(6)	204,638
		22,497	38.76	3/8/2026	6,420	(7)	309,123
								6,067	248,820
Gerard J. Sonnier (8)
	—	—			—		—	5,476	224,582

(1) Options vest in one-third (1/3) increments each year for three (3) years on the anniversary of the date of grant.
(2) RSUs vest in one-third (1/3) increments each year for three (3) years on the anniversary of the date of grant.
(3) Based on the closing price of the Company's common stock on December 30, 2016 of $48.15 per share.
(4) The unvested portion of this MSU award will vest in full three (3) years from the date of grant, or at completion of the Merger, whichever comes first.
(5) The unvested portion of these RSU awards will vest on March 10, 2017, or at completion of the Merger, whichever comes first.
(6) The unvested portion of this RSU award will vest on equal installments on March 12, 2017 and March 12, 2018, or at completion of the Merger, whichever comes first.
(7) The unvested portion of this RSU award will vest in equal installments on March 8, 2017, March 8, 2018 and March 8, 2019, or at completion of the Merger, whichever comes first.
(8) As approved by the Compensation Committee, all unvested Options vested and were exercised and all unvested RSUs vested on December 27, 2016.
Option Exercises and Equity Vested
The following table sets forth information regarding vesting of equity awards of the Company for our NEOs for the fiscal year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kimberly S. Lubel			59,660(2)	2,231,239

Clayton E. Killinger			29,556(3)	1,103,093

Charles H. Adams			10,807(4)	405,487

Anthony P. Bartys			13,528(5)	506,593

Gerard J. Sonnier	46,915(1)	370,951	12,154(6)	569,518

(1) Comprised of previously vested options for 10,441 shares exercised on December 15, 2016 and, as approved by the Compensation Committee, upon the recommendation of Alvarez & Marsal, an expert engaged by the Company, to mitigate the impact of Sections 280G and 4999 of the Code, previously vested options for 36,474 shares with respect to which vesting was accelerated to the exercise date, December 27, 2016.

(2) Represents an amount that includes one third (1/3) of a RSU award vested on March 10, 2016, representing 13,682 shares of CST common stock; one third (1/3) of a RSU award vested on March 12, 2016, representing 9,178 shares of CST common stock; a restricted stock award vested in full on May 6, 2016, representing 20,000 shares of CST common stock; and one third (1/3) of a restricted stock award vested on May 6, 2016, representing 16,800 shares of CST common stock.

(3) Represents an amount that includes one third (1/3) of a RSU award vested on March 10, 2016, representing 6,294 shares of CST common stock; one third (1/3) of a RSU award vested on March 12, 2016, representing 3,929 shares of CST common stock; a restricted stock award vested in full on May 6, 2016, representing 10,000 shares of common CST stock, and one third (1/3) of a restricted stock award vested on May 6, 2016, representing 9,333 shares of CST common stock.

(4) Represents an amount that includes one third (1/3) of a RSU award vested on March 10, 2016, representing 2,939 shares of CST common stock; one third (1/3) of a RSU award vested on March 12, 2016, representing 1,868 shares of CST common stock, and a restricted stock award vested in full on May 6, 2016, representing 6,000 shares of CST common stock.

(5) Represents an amount that includes one third (1/3) of a RSU award vested on March 10, 2016, representing 3,403 shares of CST common stock, one third (1/3) of a RSU award vested on March 12, 2016, representing 2,125 shares of CST common stock, and a restricted stock award vested in full on May 6, 2016, representing 8,000 shares of CST common stock.

(6) Represents an amount that includes one third (1/3) of a RSU award vested on March 12, 2016, representing 1,718 shares of CST common stock, one third (1/3) of a RSU award vested on November 14, 2016, representing 602 shares of CST common stock, and, as approved by the Compensation Committee, a RSU award granted on March 8, 2016 vested in full on December 27, 2016, representing 5,796 shares of CST common stock, two thirds (2/3) of a RSU award granted on March 12, 2015 vested in full on December 27, 2016, representing 3,436 shares of CST common stock and one third (1/3) of a RSU award held granted on November 14, 2015 vested in full on December 27, 2016, representing 602 shares of CST common stock.

Pension Benefits
The Company does not sponsor any pension benefit plans and none of the Company’s NEOs contribute to such a plan.
Non-Qualified Deferred Compensation
Excess Savings Plan
The Excess Savings Plan is a non-qualified deferred compensation program that provides benefits to Company employees whose annual contributions to the Company’s 401(k) plan and related Company matching contributions are subject to regulatory limitations. All balances under the Excess Savings Plan are maintained in the books and records of the Company and earnings are credited to a participant’s accumulated savings account under the plan in an amount equal to the prime rate as quoted in the Wall Street Journal on January 1 of the then current year, plus 1%. As with the Company’s 401(k) retirement plan, participants are 100% vested at all times in any Company contributions credited to their Excess Savings Plan accounts.

Name	Executive contributions in last FY($)	Registrant contributions in last FY($)(1)	Aggregate Earning in last FY ($)(1)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
Kimberly S. Lubel	—	30,600	3,458	—	109,624
Clayton E. Killinger	—	15,660	1,708	—	54,697
Charles H. Adams	—	9,283	586	—	22,674
Anthony P. Bartys	—	8,060	945	—	29,667
Gerard J. Sonnier	—	4,800	399	—	56,603
(1) The sum of the amounts included in these columns is included in the "Change in Pension Value and Non-qualified Deferred Compensation Earning" for 2016 in the Summary Compensation Table for each NEO.
CST Non-Qualified Deferred Compensation Plan (NQDC)
Pursuant to the NQDC, NEOs were offered the option to defer up to 75% of their base salary, up to 100% of their annual bonus and up to 100% of their annual grant of CST RSUs for the calendar year. All deferrals of base salary are 100% vested and vesting of deferrals of other bonus or equity awards is determined in accordance with the terms of the applicable awards.

Name	Executive contributions in last FY($)(1)	Registrant contributions in last FY($)	Aggregate Earning in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
Kimberly S. Lubel	—	—	—	—	—
Clayton E. Killinger	—	—	—	—	—
Charles H. Adams	—	—	—	—	—
Anthony P. Bartys	—	—	—	—	—
Gerard J. Sonnier	42,699	—	—	—	42,699
(1) All amounts in this column are included in the values reflected in the Summary Compensation Table for 2016 in the income category from which they were deferred.
Potential Payments upon Termination or Change in Control
On September 12, 2014, the Board of Directors, based on the recommendation of the Compensation Committee, approved Separation Agreements (the “Separation Agreements”) with each of the Company’s executive officers, including its NEOs, for the purpose of retaining such executive officer’s services.
Involuntary Termination without Cause
Pursuant to the terms of the Separation Agreements, if a NEO’s employment is terminated by the Company without “Cause,” then such NEO, with the exception of our Chief Executive Officer, is entitled to receive a lump sum cash severance payment equal to the sum of the NEO’s annual base salary at the rate in effect as of the date of the notice of termination, plus the amount of the NEO’s annual target short-term incentive award determined in accordance with the short-term incentive program in effect at the date of termination. Our Chief Executive Officer, under the same circumstances, is entitled to receive a lump sum cash severance payment equal to the sum of two times her annual base salary, plus the amount of her annual target short-term incentive award. Each NEO will also receive medical, dental and other benefits for a period of one year from the date of termination, but if such continued coverage is not permitted by the applicable plans or law, the NEO will instead be entitled to a lump sum payment equal to the value of the Company’s contribution for such coverage. In addition, all unvested long-term incentive awards will continue to vest in accordance with their original terms and are to be paid when such awards would have been paid had the NEO not been terminated.
Termination by Executive for Good Reason or by the Company without Cause in connection with a Change in Control
The Separation Agreements provide that if a NEO’s employment is terminated by the Executive for “Good Reason” or by the Company without “Cause,” in connection with, or within 24 months after, a Change in Control, then each NEO, with the exception of our Chief Executive Officer, will receive a lump sum cash severance payment equal to two times the sum of such NEO’s annual base salary as of the date of termination, plus two times the amount of such NEO’s annual target short-term incentive award. Our Chief Executive Officer, under the same circumstances, will receive a severance payment equal to two and a half times her annual base salary, plus two and a half times the amount of her annual target short-term incentive award. Each NEO will also receive awards under the short-term incentive plan effective at the date of termination equal to that year’s pro rata portion of such NEO’s annual target short-term incentive award. In addition, each NEO will receive medical, dental, and other benefits for a period of three years from the date of termination, but if such continued coverage is not permitted by applicable plans or law, the NEO will instead be entitled to a lump sum payment equal to the value of the Company’s contribution for such coverage. In addition, all unvested long-term incentive awards will fully vest immediately upon termination.
If, as described above, an NEO’s employment is involuntarily terminated without Cause or by Good Reason in connection with, or within 24 months after a Change in Control, the NEO will also be entitled to (i) a payment of relocation payments incurred in connection with a move back to the original job or work location of such NEO prior to the Change in Control and all legal fees and expenses, if any, incurred in contesting or disputing such termination, in seeking to obtain or enforce any right or benefit provided by the Separation Agreements or in connection with any tax audit or proceeding in connection with Sections 409A or 4999 of the Code and (ii) payment of reasonable expenses in seeking comparable employment during the one year period following the date of termination.
Severance benefits under the Separation Agreements are not provided in the event of terminations by reason of death, disability, voluntary termination without Good Reason, or the Company’s involuntary termination of the executive’s employment for Cause.
All payments under the Separation Agreements will be conditioned upon the NEO’s execution of a severance agreement effectively waiving all claims of the NEO against the Company (including its directors, officers, employees and agents) arising out of such NEO’s employment with the Company and reaffirming the customary non-disclosure, non-compete and non-solicitation provisions contained in the Separation Agreement.
If amounts payable to an NEO under the Separation Agreement (together with any amounts that are payable by the Company as a result of a Change in Control) exceed the amount allowed under section 280G of the Code, thereby subjecting the NEO to an excise tax under section 4999 of the Code, then the payments will either be (i) reduced to the level at which no excise tax applies, such that the full payment would be equal to three times the NEO’s “base amount” (as defined in the Code), or (ii) paid in full, depending upon which option produces the better net after-tax position for the NEO.
For purposes of each of the Separation Agreements:

(i)
“Cause” means: (a) the willful and continued failure by the executive substantially to perform the executive’s duties with the Company (other than any such failure resulting from the executive’s incapacity due to physical or mental illness), after a demand for substantial performance is delivered to the executive by the Company that specifically identifies the manner in which the Company believes that the executive has not substantially performed the executive’s duties; (b) the willful engagement by the executive in conduct demonstrably and materially injurious to the Company, or (c) a conviction of, a plea of nolo contendere, a guilty plea, or confession by the executive to, an act of fraud, misappropriation or embezzlement, any felony or any other crime involving moral turpitude.

(ii)
“Good Reason” means: (a) the assignment to the executive of any duties inconsistent with the executive’s position, authority, duties or responsibilities as in effect immediately prior to a Change in Control, or any other action by the Company that results in a diminution in such position, authority, duties or responsibilities (excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith); (b) any requirement that the executive be based more than 50 miles from his or her office or location prior to a Change in Control; (c) a material diminution in the executive’s base salary and/or target short-term incentive award; (d) any failure by the Company to continue any incentive plan, retirement plan, welfare benefit plan or other compensation, retirement or benefit plan and policy, unless the aggregate value of all such compensation is not materially less than its aggregate value as in effect at any time during the 120-day period immediately preceding a Change in Control or, if more favorable to the executive, those provided generally at any time after a Change in Control to other peer employees of the executive and its affiliated companies; and (e) in the event of a pending Change in Control, the Company and the executive have not received written notice, at least five business days prior to the anticipated closing date of a Change in Control transaction, from the successor to all or a substantial portion of the Company’s business and/or assets that such successor agrees to assume and perform the Company’s obligations under the Separation Agreement.

(iii)
“Change in Control” means the earliest to occur after the date of the Separation Agreement of any of the following events: (a) any person is or becomes the “beneficial owner” (as such term is defined in Section 13(d) of the Exchange Act) of securities representing 20% or more of the combined voting power of the Company’s then outstanding securities; (b) during any period of two consecutive years following the execution of the Separation Agreement, individuals who at the beginning of such period constitute the Board of Directors, and any new director, with certain exceptions, whose election or nomination was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute a least a majority of the members of the Board of Directors; (c) with certain exceptions, the effective date of a merger of the Company with any other entity; (d) the approval by the Company’s stockholders of a complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company’s assets; and (e) any event that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, whether or not the Company is then subject to such reporting requirement.

The CrossAmerica Executive Income Continuity Plan
CrossAmerica and the General Partner maintain the Executive Income Continuity Plan (which we refer to as the “EICP”) for the General Partner's executive officers and other key employees who directly or indirectly provide services to or on behalf of CrossAmerica. The EICP provides severance benefits upon a qualifying termination of employment. Certain of CST’s executive officers participate in the EICP, including Messrs. Killinger and Sonnier. If a participant’s employment were terminated without cause or by the participant for good reason in connection with a change in control of CrossAmerica (such as the Merger), the participant would be entitled to the following:

•
Severance Payment. A cash severance payment equal to the product of (a) a severance multiple of 2.99 and (b) the sum of the participant’s annual base salary plus target annual short-term incentive opportunity; however, for participants (other than Mr. Killinger) who would also be entitled to change-in-control severance benefits under a separation agreement with CST, the aggregate severance payments and benefits may not exceed the greater of the payments and benefits provided under the CST separation agreement and those under the EICP (and in the case of Mr. Killinger, the aggregate severance payments under his separation agreement with CST and the EICP may not exceed twice his severance payment under his separation agreement with CST);

•
Long-Term Incentive Award Vesting. Full vesting of any unvested long-term incentive awards granted under CrossAmerica’s 2012 Incentive Award Plan immediately upon termination; however, none of the executive officers of CST who participate in the EICP hold such awards; and

•
Ancillary Benefits. Continued medical, dental and other insurance benefits for a period of three years (in the case of a participant designated as an executive officer of CrossAmerica) or one year (in the case of other participants) from the date of termination on the same basis as the participant’s coverage as of immediately prior to the date of termination, and reimbursement of relocation expenses incurred in connection with a move back to the participant’s original work location and of reasonable outplacement expenses in seeking comparable employment for a period of one year (in the case of a participant designated as an executive officer of CrossAmerica) or six months (in the case of other participants) from the date of termination.

As a condition to receiving the severance benefits under the EICP, each participant must execute a nondisparagement agreement.
The table below estimates the amount of compensation and benefits to be provided to each of our named executive officers in the event of termination of such executive officer’s employment under certain circumstances. These amounts are estimates of the amounts that would be paid or provided to the executive officers upon termination of employment or a change in control had the termination occurred on December 31, 2016. The actual amounts can only be determined at the time of such executive officer’s separation from the Company. Accordingly, if termination had taken place prior to December 31, 2016, the amounts payable in respect of the short-term incentive plan would have been reduced to reflect the pro rata portion of the executive officer’s annual target short-term incentive award.

Name	Severance Benefit	Termination by the Company Without Cause (other than for Good Reason) ($)(1)	Termination by the Company for Good Reason or Without Cause in Connection with a Change of Control ($)(2)
Kimberly S. Lubel	Separation Payment	4,429,000	5,536,250
	Short-Term Incentive Plan	1,184,500	1,184,500
	Long-Term Incentive Plan		6,545,999
	Health Benefits	46,048	88,145

Clayton E. Killinger	Separation Payment (3)	2,297,750	4,595,500
	Short-Term Incentive Plan	492,375	492,375
	Long-Term Incentive Plan		802,631
	Health Benefits	48,321	94,963

Charles H. Adams	Separation Payment	875,000	1,750,000
	Short-Term Incentive Plan	375,000	375,000
	Long-Term Incentive Plan		555,736
	Health Benefits	42,980	78,941

Anthony P. Bartys	Separation Payment	769,725	1,539,450
	Short-Term Incentive Plan	303,225	303,225
	Long-Term Incentive Plan		414,819
	Health Benefits	31,799	45,398

Gerard J. Sonnier	Separation Payment (3)	1,078,000	1,899,398
	Short-Term Incentive Plan	250,250	250,250
	Long-Term Incentive Plan		374,411
	Health Benefits	39,549	68,646

(1) Represents a severance payment to each named executive officer under the officer's separation agreement with the Company equal to the product of (a) 2.0 (for Ms. Lubel) or 1.0 (for all other named executive officers), multiplied by (b) the sum of the named executive officer's annual base salary plus target annual short-term incentive opportunity, which severance would be paid in a lump sum.

(2) Represents a severance payment to each named executive officer under the officer's separation agreement with the Company equal to the product of (a) 2.5 (for Ms. Lubel) or 2.0 (for all other named executive officers), multiplied by (b) the sum of the named executive officer's annual base salary plus target annual short-term incentive opportunity, which severance would be paid in a lump sum and represents amounts to be paid out pursuant to the completion of the Merger and termination by the Company for Good Reason or without cause in connection with a change in control.

(3) For Messrs. Killinger and Sonnier, a severance payment for each executive under the EICP pursuant to (a) termination without cause, would be (i) 1.0 (for Mr. Killinger) or 0.5 (for Mr. Sonnier), multiplied by (ii) the sum of annual base salary plus target annual short-term incentive opportunity; or (b) termination for good reason or upon change in control, would due to the cap on payments applicable to (x) Mr. Killinger is equal to the cash severance payment under his separation agreement with CST; and (y) Mr. Sonnier is 0.99 multiplied by the sum of annual base salary plus target annual short-term incentive opportunity.

DIRECTOR COMPENSATION
We use a combination of cash and equity-based incentive compensation to attract and retain qualified individuals to serve on the Board of Directors. For the 2016 fiscal year, our non-employee directors received an annual cash retainer, paid quarterly, and an equity award in the form of restricted stock for his or her service on the Board of Directors and, if applicable, additional fees for their service as chair of a committee of the Board of Directors and service as Lead Director of the Board of Directors, as follows:

Component	Amount ($)
Annual retainer (cash)(1)	95,000
Annual restricted stock unit grant (value)(2)	135,000
Compensation and Nominating and Governance committee chair fee (cash)	15,000
Audit Committee chair fee (cash)	25,000
Annual Lead Director fee (cash)	25,000
Monthly Strategic Review Committee chair fee (cash) (3)	30,000
Monthly Strategic Review Committee member fee (cash) (3)	20,000

(1)	Excludes reimbursement for travel expenses to attend meetings of the Board of Directors and committee meetings.
(2)
Represents the aggregate value of the award on the date of grant, with the number of shares determined by dividing the aggregate value of such grant by the mean of the highest and lowest prices of the Company’s common stock, as reported on the NYSE, on such date (rounded up to the nearest whole share).

(3)
In March 2016, as part of the announcement of the exploration of strategic alternatives for the Company, the Board of Directors approved the formation of the Strategic Review Committee composed of independent members of the Board of Directors, including Messrs. Dickson, Reece, Schoenbaum and Wargotz with Mr. Reece serving as chair of the Strategic Review Committee. In April 2016, the Compensation Committee recommended to the Board of Directors for approval the compensation to the members of the Strategic Review Committee comprised of a monthly fee of $20,000 and a monthly fee of $30,000 to the chair of the Strategic Review Committee. The Board of Directors dissolved the Strategic Review Committee in December 2016.

The Company reimburses directors for travel and other out of pocket expenses incurred to attend meetings of the Board of Directors and/or committee meetings.
Non-Employee Director Compensation for Fiscal Year 2016
The following table provides the compensation amounts for each of the Company’s non-employee directors for the fiscal year ended December 31, 2016:

Name(1)(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(7)	Total ($)
Donna M. Boles	110,000	135,001	245,001
Roger G. Burton(1)	118,800	135,001	253,801
Rocky B. Dewbre(2)	79,167	135,001	214,168
Thomas W. Dickson(2)	279,167	135,001	414,168
Ruben M. Escobedo	95,000	135,001	230,001
Denise Incandela	95,000	135,001	230,001
Joseph E. Reece(3)	395,000	135,001	530,001
Alan Schoenbaum(4)	320,000	135,001	455,001
Stephen Smith	95,000	135,001	230,001
Joseph V. Topper, Jr.(5)	95,000	—	95,000
Michael H. Wargotz(6)	310,000	135,001	445,001

(1)	Mr. Burton elected to defer a portion of his cash retainer in 2016.
(2)
Messrs. Dewbre and Dickson were elected to the Board of Directors in March 2016. Mr. Dewbre was appointed to the Compensation Committee in March 2016 and Mr. Dickson was appointed to the Nominating and Governance Committee and the Strategic Review Committee in March 2016.

(3)	Mr. Reece was appointed as chair of the Strategic Review Committee in March 2016.
(4)	Mr. Schoenbaum was appointed as member of the Strategic Review Committee in March 2016.
(5)
Mr. Topper resigned from the Board of Directors on December 21, 2016. As part of the 2016 non-employee director compensation, he received a grant of RSUs in 2016, which did not vest since he resigned from the Board of Directors before the vesting of the grant.

(6)	Mr. Wargotz was appointed as member of the Strategic Review Committee in March 2016.
(7)
As part of the non-employee director compensation, the Board of Directors approved a grant of RSUs in March 2016 valued at $135,001, which will vest in March 2017. The amounts shown under the “Stock Awards” column represent the aggregate grant date fair value of RSUs granted to each non-employee director computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation - Stock Compensation. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 16.

Compensation Committee Interlocks and Insider Participation
Ms. Boles, Ms. Incandela, Mr. Dewbre and Mr. Schoenbaum served on the Compensation Committee during the 2016 fiscal year. No member of the Compensation Committee was at any time during 2016 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure as a related-party transaction in the section “Certain Relationships and Related Transactions” of this proxy statement. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during 2016. Mr. Dewbre replaced Mr. Schoenbaum on the Compensation Committee in March 2016.
Compensation Committee Report
The members of the Compensation Committee have reviewed and discussed the Compensation Discussion & Analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions and such other manners the Compensation Committee deemed relevant and appropriate, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Donna M. Boles, Chairman
Rocky Dewbre
Denise Incandela

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Common Stock of CST Brands, Inc.
The following table provides information with respect to the beneficial ownership of our common stock as of February 14, 2017 by (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes to the tables below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Unless otherwise noted, the address of each beneficial owner listed on the tables below is c/o CST Brands, Inc., 19500 Bulverde Road, Suite 100, San Antonio, Texas 78259.
This table is based upon information supplied by our officers, directors and the Schedules 13D and 13G that have been filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of February 14, 2017 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares and we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 75,786,202 shares of common stock outstanding as of February 14, 2017.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percent of Class
Greater than 5% Stockholders
FMR LLC	8,947,889	(1)	11.807%
The Vanguard Group, Inc.	5,911,317	(2)	7.800%
BlackRock, Inc.	5,645,258	(3)	7.449%
GAMCO Investors, Inc.	4,194,209	(4)	5.534%
Directors
Donna M. Boles	14,977	(5)	*
Roger G. Burton	14,977	(5)	*
Rocky B. Dewbre	8,683	(5)	*
Thomas W. Dickson	3,483	(5)	*
Ruben M. Escobedo	17,338	(5)	*
Denise Incandela	14,679	(5)	*
Kimberly S. Lubel	115,292	(6)	*
Joseph E. Reece	5,361	(5)	*
Alan Schoenbaum	19,477	(5)	*
Stephen A. Smith	10,773	(5)	*
Michael Wargotz	14,977	(5)	*
Named Executive Officers
Charles H. (Hal) Adams	14,347	(7)	*
Anthony P. Bartys	22,199	(8)	*
Clayton E. Killinger	62,856	(9)	*
Gerard J. Sonnier	—		*
Directors and executive officers as a group (15 persons)	339,419		*

* The percentage of shares beneficially owned does not exceed one percent of the common shares outstanding.
(1) FMR LLC filed a Schedule 13G/A with the SEC on February 14, 2017, reporting that it or certain of its affiliates beneficially owned in the aggregate 8,947,889 shares of CST common stock for which it had sole dispositive power, and 6,275,789 shares for which it had sole voting power. The principal address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2) The Vanguard Group, Inc. filed a Schedule 13G/A with the SEC on February 10, 2017, reporting that it beneficially owned in the aggregate 5,911,317 shares of CST common stock for which it had sole voting power for 45,053 shares and sole dispositive power for 5,861,446 shares, and shared voting power for 8,610 shares. The principal address for the Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(3) BlackRock, Inc. and certain of its subsidiaries filed certain Schedules 13G with the SEC on January 23, 2017, reporting that it or certain of its affiliates beneficially owned in the aggregate 5,645,258 shares of CST common stock for which they had sole dispositive power and 5,371,569 shares for which they had sole voting power. Subsidiaries of BlackRock, Inc. included BlackRock (Netherlands) B.V., BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Life Limited. The principal address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(4) GAMCO Investors, Inc. filed certain Schedules 13F-HR with the SEC with respect to CST on February 10, 2017, reporting that certain of its affiliates beneficially owned in the aggregate 4,194,209 shares of CST common stock, including Gabelli Funds, LLC, GAMCO Asset Management, and Gabelli Securities, Inc., for which they had sole dispositive power and 4,095,137 shares for which they had sole voting power. The principal address for GAMCO is One Corporate Center, Rye, New York 10580-1435.

(5) This amount includes 3,483 RSUs that will vest on March 8, 2017.
(6) Consists of 84,016 shares of CST common stock (of which 85 shares are held in a CST Brands savings plan and 975 shares were acquired pursuant to the CST Employee Stock Purchase Plan), 13,682 RSUs that will vest in full on March 10, 2017; 9,178 RSUs that will vest on March 12, 2017 and 8,416 RSUs that will vest on March 8, 2017.

(7) Consists of 6,673 shares of CST common stock (of which 825 shares are held in a CST Brands savings plan and 1,076 shares were acquired pursuant to the CST Employee Stock Purchase Plan), 2,939 RSUs that will vest in full on March 10, 2017; 1,868 RSUs that will vest on March 12, 2017 and 2,867 RSUs that will vest on March 8, 2017.

(8) Consists of 14,531 shares of CST common stock (of which 87 shares are held in a CST Brands savings plan and 550 shares were acquired pursuant to the CST Employee Stock Purchase Plan), 3,403 RSUs that will vest in full on March 10, 2017; 2,125 RSUs that will vest on March 12, 2017 and 2,140 RSUs that will vest on March 8, 2017.

(9) Consists of 48,492 shares of CST common stock (of which 959 shares were acquired pursuant to the CST Employee Stock Purchase Plan), 6,294 RSUs that will vest in full on March 10, 2017; 3,929 RSUs that will vest on March 12, 2017 and 4,141 RSUs that will vest on March 8, 2017.

Common Units of CrossAmerica Partners LP
Except as set forth in the following table, as of February 14, 2017, none of (i) our directors, (ii) our named executive officers, or (iii) our other executive officers have beneficial ownership of CrossAmerica Partners LP units.
This table is based upon information supplied by our officers, directors and the Schedules 13D and 13G that have been filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which the individual or entity has sole or shared voting power or investment power and any units as to which the individual or entity has the right to acquire beneficial ownership within 60 days of February 14, 2017 through the exercise of any option or other right. The inclusion of such units, however, does not constitute an admission that the named unitholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such units and we did not deem these units outstanding for the purpose of computing the percentage ownership of any other person. The percentage shown below is based on 33,524,870 CrossAmerica Partners LP units outstanding as of February 14, 2017.

	Beneficial Ownership of Units of CrossAmerica Partners LP
Name of Beneficial Owner	Number of Units	Percent of Class
Director
Kimberly S. Lubel	5,600	-
Charles H. (Hal) Adams	1,000	-
Anthony P. Bartys	500	-
Equity Compensation Plan Information
The following table provides aggregate information with respect to our equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders	1,495,800	(1)	$36.75	5,107,750
Equity compensation plans not approved by security holders	-		-	-

(1)	Does not include 310 shares of restricted stock and 241,476 RSUs outstanding as of December 31, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a description of transactions, since January 1, 2016, to which the Company was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Executive Compensation-Compensation Discussion and Analysis-Potential Payments Upon Termination or Change in Control” above.
Rent and Purchased Motor Fuel Between CST and CrossAmerica
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment operating the leased sites under a master fuel distribution agreement and a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon. The lease agreement is a triple net lease with an annual lease rate of 7.5% of the fair value of the leased property at inception. The U.S. Retail segment purchased motor fuel from CrossAmerica of approximately 79 million and 78 million gallons during the years ended December 31, 2016 and 2015, respectively. We incurred rent expense on retail sites leased from CrossAmerica of $17 million and $9 million during the years ended December 31, 2016 and 2015, respectively. Amounts payable to CrossAmerica totaled $4 million and $2 million at December 31, 2016 and December 31, 2015, respectively, related to these transactions.
CST Fuel Supply
CST Fuel Supply provides wholesale motor fuel distribution to the majority of the U.S. Retail retail sites on a fixed markup per gallon. CrossAmerica currently owns a 17.5% limited partner interest in CST Fuel Supply. CST records the monthly distributions to CrossAmerica in cost of sales, which is eliminated upon consolidation of CrossAmerica.
CST distributed $16 million and $11 million in cash to CrossAmerica during the years ended December 31, 2016 and 2015, respectively, related to CrossAmerica’s limited partner ownership interests in CST Fuel Supply.
Refund payment related to CST sale of California and Wyoming Assets to CrossAmerica
In July 2016, we provided a refund payment to CrossAmerica related to its 17.5% interest in CST Fuel Supply as a result of our sale of the California and Wyoming retail sites, to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund was to make CrossAmerica whole for the decrease in the value of its interest in CST Fuel Supply arising from sales volume decreases. The total purchase price refund we paid CrossAmerica, as approved by the independent conflicts committee of the GP Board and by the executive committee of our Board of Directors, was approximately $18 million.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million.
Amended Omnibus Agreement
CST provides management and corporate support services to CrossAmerica and charged CrossAmerica $13 million and $10 million under the terms of the Amended Omnibus Agreement for these services during the years ended December 31, 2016 and 2015, respectively. CST charged non-cash stock-based compensation and incentive compensation costs to CrossAmerica of $5 million for the years ended December 31, 2016 and 2015. Receivables from CrossAmerica were $10 million and $9 million at December 31, 2016 and 2015, respectively.
Effective January 1, 2016, the fixed billing component of the management fee under the Amended Omnibus Agreement was increased to $856,000 per month. This increase was approved by the executive committee of the Board of Directors and on behalf of CrossAmerica by the independent conflicts committee of the GP Board. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require. At the end of each calendar year, CST and CrossAmerica have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. CST and CrossAmerica also have the right to negotiate the amount of the annual management fee as circumstances require. As approved by the independent conflicts committee of the GP Board and the executive committee of our Board of Directors, CrossAmerica and CST may mutually agree to settle, from time to time, some or all of the amount due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. CrossAmerica issued the following common units to us as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended June 30, 2015	July 16, 2015	145,056
Quarter ended September 30, 2015	October 26, 2015	114,256
Quarter ended December 31, 2015	March 31, 2016	145,137
Quarter ended March 31, 2016	May 9, 2016	83,218
Quarter ended June 30, 2016	August 2, 2016	101,087
Quarter ended September 30, 2016	October 27, 2016	110,824
Quarter ended December 31, 2016	*	171,039
* Expected to be issued on February 28, 2017
IDR and Common Unit Distributions
CST received cash distributions related to its ownership of CrossAmerica’s IDRs and common units as follows (in millions):

	Year Ended December 31,
	2016	2015
IDRs	$3	$1
Common unit distributions	16	8
Total	$19	$9
CrossAmerica Wholesale Motor Fuel Sales and Real Estate Rentals
Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in millions):

	Year Ended December 31,
	2016	2015
Revenues from motor fuel sales to DMS and its affiliates	$254	$323
Rental income from DMS and its affiliates	$21	$23
Receivables from DMS and its affiliates totaled $9 million and $7 million at December 31, 2016 and 2015, respectively.
Revenues from rental income from Topstar was $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Aircraft Usage Costs
From time to time, we lease, on a non-exclusive basis, an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board of Directors and her husband, as previously approved in March 2015 by the Audit Committee of the Board of Directors. Lease costs incurred by us for use of this aircraft were $0.2 million for the years ended December 31, 2016 and 2015.
From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of GP Board, as previously approved in August 2013 by the independent conflicts committee of the GP Board. CrossAmerica incurred an immaterial amount of lease costs related to these aircraft in 2016. Lease costs incurred by CrossAmerica for use of these aircraft were $0.2 million and $0.3 million for the years ended 2016 and 2015, respectively, for the use of these aircrafts.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the GP Board. CrossAmerica incurred $1.6 million, $1.3 million and $1.4 million with this related party for the years ended December 31, 2016, 2015 and 2014, respectively.
CrossAmerica Principal Executive Offices
The CrossAmerica principal executive offices are in Allentown, Pennsylvania. Through February 2016, CrossAmerica subleased office space from CST that CST leased from DMI. Since February 2016, CrossAmerica has subleased office space from CST that CST in turn leased from an affiliate of John B. Reilly, III and Mr. Topper, both directors of the GP Board. The management fee charged under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. In addition, CrossAmerica paid amounts directly to DMI and the affiliate of J.B. Reilly, III amounting to $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Conversion of Subordinated Units
On February 25, 2016, all 7,525,000 outstanding subordinated units representing limited partner interests in CrossAmerica automatically converted into common units on a one-for-one basis.
Joseph V. Topper, Jr. and entities wholly owned and managed by Mr. Topper collectively owned 6,786,499 subordinated units and therefore received 6,786,499 common units of CrossAmerica as a result of the conversion. CST may be deemed to have beneficial ownership of the 6,786,499 common units as a result of a voting agreement by and between CST and Mr. Topper and his affiliates.
Related Party Transactions Policy and Procedures
The Company has a Code of Ethics, which requires all directors and executive officers to promptly bring to the attention of the General Counsel and, in the case of directors, the Chairman of the Nominating and Governance Committee or, in the case of executive officers, the Chairman of the Audit Committee, any transaction or relationship that arises and of which she or he becomes aware that reasonably could be expected to constitute a related-party transaction. For purposes of our Code of Ethics, a related-party transaction is a transaction in which the Company (including its affiliates) is a participant and in which any director or executive officer (or their immediate family members) has or will have a direct or indirect material interest. Additionally, the Nominating and Governance Committee’s charter provides for an annual review of related-party transactions between each of our directors and the Company (and its affiliates) and to make recommendations to the Board of Directors regarding the continued independence of each Board of Directors member.
In addition, the Executive Committee is responsible for overseeing and approving all transactions between the Company and CrossAmerica Partners LP, as described above in the section entitled “Information Regarding the Board of Directors—Executive Committee.”
Director Independence
The information regarding our independent directors, our standards for determining director independence and the committee service of each of our independent directors disclosed in Item 10 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference.
Item 14. PRINCIPAL AUDITOR FEES AND SERVICES

The following table sets forth the aggregate fees for services provided to us by KPMG for the fiscal years ended December 31, 2016 and 2015. All fees described below were approved by the Audit Committee.

	2016	2015
Audit Fees	$1,827,771	$1,694,868
Audit-Related Fees	17,500	—
Tax Fees	$130,945	18,000
All Other Fees	—	—
Total Fees	$1,976,216	$1,712,868
Audit Fees. This category includes the aggregate fees billed by KPMG for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of the condensed financial statements included in the Company’s quarterly reports on Form 10-Q, and services that are normally provided by KPMG in connection with other regulatory filings made by the Company during those fiscal years.
Audit Related Fees. This category includes the aggregate fees billed by KPMG for professional services rendered for our Form S-8 filed April 28, 2016.
Tax Fees. This category includes the aggregate fees billed by KPMG for professional services rendered for tax compliance, tax advice or tax planning.
The Audit Committee has considered whether the services provided for non-audit services are compatible with maintaining KPMG’s independence, and has concluded that the independence of such firm has been maintained.

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

ITEM 3. EXHIBITS. Filed as part of this Form 10-K are the following exhibits:

Exhibit No.	Description
2.1
Separation and Distribution Agreement dated as of April 29, 2013 by and among Valero Energy Corporation and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

2.2***
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
4.8
Registration Rights Agreement, dated as of October 1, 2014, by and among the Company, The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014)

9.1
Voting Agreement, dated as of October 1, 2014, by and among the Company, Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (the former name of Dunne Manning Inc.) (incorporated by reference to Exhibit 9.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.1
Transition Services Agreement dated as of April 29, 2013 by and between Valero Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.2
Transition Services Agreement dated as of April 29, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.3
Tax Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.4
Employee Matters Agreement dated as of April 29, 2013 by and between Valero Energy Corporation and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.5
Branded Distributor Marketing Agreement (Multi-Brand) dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.6
Master Agreement dated as of May 1, 2013 by and between Valero Marketing and Supply Company and CST Marketing and Supply Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.7
Petroleum Product Supply Agreement dated as of May 1, 2013 by and between CST Marketing and Supply Company and Valero Marketing and Supply Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

10.8
Petroleum Products Supply Agreement dated as of May 1, 2013 by and between ULTRAMAR LTD and CST Canada Co. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013)

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

10.21
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

10.23	Form of Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)
10.24*	Amendment to Separation Agreement, effective as of November 30, 2016
10.25
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.26
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014)

10.27
Amendment effective January 1, 2016 of the Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC.

10.28
Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015)

10.29
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015)

10.30	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (December 8, 2015)
10.31*	Form of Restricted Stock Unit Award Agreement (February 16, 2017)
10.32*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (February 16, 2017)
10.33
Contribution Agreement, dated as of December 16, 2014, by and among the Company, CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.34
Stock and Membership Interest Purchase Agreement dated as of November 24, 2015 by and among the Company, the Jones Company, a Georgia corporation, Patagonia Partners, LLC, a Georgia limited liability company, and James A. Walker, Jr., solely with respect to legal representation and the release of claims and liabilities, Flash Foods, Inc., a Georgia corporation, Fuel South, Inc., a Georgia corporation, Fuel South Express, Inc., a Georgia corporation, Bacon Grocery Company, Inc., a Georgia corporation, Cowford Holdings, LLC, a Georgia limited liability company, and Kemp Ridge Holdings, LLC, a Georgia limited liability company, and solely with respect to certain restrictive covenants and the release of claims and liabilities, James C. Jones III and Patrick Jones

10.35
JCP Investment Settlement Agreement, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2016)

10.36
Engine Capital Settlement Agreement, dated as of March 3, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2016)

10.37
Asset Purchase Agreement, dated May 3, 2016, by and among CST California Stations, Inc. and CST Services LLC, each a wholly owned subsidiary of CST Brands, Inc., (which executed the agreement in the limited capacity of guaranteeing the obligations of Sellers thereunder), as Sellers, and 7-Eleven, Inc. and SEI Fuel Services, Inc., as Buyers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2016)

10.38	Form of Market Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2016)
10.39
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

Date: February 27, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 27, 2017.

Signature	Name and Title

/s/ Kimberly S. Lubel	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)
Kimberly S. Lubel

/s/ Clayton E. Killinger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Clayton E. Killinger

/s/ Donna M. Boles	Director
Donna M. Boles

/s/ Roger G. Burton	Director
Roger G. Burton

/s/ Rocky B. Dewbre	Director
Rocky B. Dewbre

/s/ Thomas W. (“Tad”) Dickson	Director
Thomas W. (“Tad”) Dickson

/s/ Ruben M. Escobedo	Director
Ruben M. Escobedo

/s/ Denise Incandela	Director
Denise Incandela

/s/ Joseph E. Reece	Director
Joseph E. Reece

/s/ Alan Schoenbaum	Director
Alan Schoenbaum

/s/ Stephen A. Smith	Director
Stephen A. Smith

/s/ Michael H. Wargotz	Director
Michael H. Wargotz