Form 10-Q
period 2017-03-31
CST BRANDS, INC.
filed 2017-05-09
CIK 1562039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2017, there were 75,924,747 common shares outstanding.

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

Board of Directors	the Board of Directors of CST
We, us, our, Company	The consolidated results and accounts of CST and CrossAmerica, or individually as the context implies
CrossAmerica	CrossAmerica Partners LP (NYSE:CAPL), a Delaware limited partnership, and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole
General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica
GP Board	The board of directors of the General Partner
Guarantor Subsidiaries	CST’s 100% owned, domestic subsidiaries
CST Fuel Supply
CST Fuel Supply LP is the Parent of CST Marketing and Supply, CST's wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST's U.S. retail convenience stores on a fixed markup per gallon. CrossAmerica currently owns a 17.5% interest in CST Fuel Supply

CrossAmerica Partners LP related and affiliated parties:
DMS
Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with Joseph V. Topper, Jr., a member of the GP Board, and a related party. DMS is an operator of retail motor fuel stations. DMS leases retail sites from CrossAmerica in accordance with a master lease agreement with CrossAmerica and DMS purchases substantially all of its motor fuel for these sites from CrossAmerica on a wholesale basis under rack plus pricing

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
Other Defined Terms:
Amended Omnibus Agreement
The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on February 17, 2016, by and among CrossAmerica, the General Partner, DMI, DMS, CST Services LLC and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012

AOCI	Accumulated Other Comprehensive Income
APIC	Additional Paid in Capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update

i

ATMs	Automated teller machines
Brent	Brent crude oil
BP	BP p.l.c.
Conversion	The conversion of all outstanding subordinated units representing limited partner interests in CrossAmerica into common units on a one-for-one basis
Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)
CPG	Cents per gallon
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts
Exchange Act	Securities Exchange Act of 1934, as amended
ExxonMobil	ExxonMobil Corporation
FASB	Financial Accounting Standards Board
Form 10-K	CST’s Annual Report on Form 10-K for the year ended December 31, 2016
FTC	United States Federal Trade Commission
GCC	U.S. Gulf Coast conventional gasoline
GP Purchase
CST’s purchase from Lehigh Gas Corporation of 100% of the membership interests in the sole member of Lehigh Gas GP LLC (now known as CrossAmerica GP LLC), the general partner of Lehigh Gas Partners LP, a publicly traded limited partnership, now known as CrossAmerica Partners LP (NYSE:CAPL), which occurred October 1, 2014

IDRs
Incentive Distribution Rights, which are partnership interests in CrossAmerica that provide for special distributions associated with increasing partnership distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

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

Merger Consideration
Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company as treasury stock and shares owned by Parent or Merger Sub, or by any subsidiary of the Company, Parent or Merger Sub, and any shares for which dissenters’ rights have been properly exercised and not withdrawn or lost under Delaware law) will be converted into the right to receive $48.53 in cash, without interest

Motiva	Motiva Enterprises LLC
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

ii

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

U.S. GAAP	United States Generally Accepted Accounting Principles
Valero	Valero Energy Corporation (NYSE: VLO) and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole
WTI	West Texas Intermediate crude oil

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CST BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash (CrossAmerica: $6 and $1, respectively)	$182	$137
Restricted cash	22	22
Accounts receivable, net of allowances of $1 and $1, at March 31, 2017 and December 31, 2016, respectively (CrossAmerica: $31 and $37, respectively)	174	195
Inventories (CrossAmerica: $13 and $13, respectively)	235	250
Prepaid taxes (CrossAmerica: $1 and $1, respectively)	7	3
Prepaid expenses and other (CrossAmerica: $6 and $8, respectively)	22	20
Total current assets	642	627
Property and equipment, at cost (CrossAmerica: $826 and $822, respectively)	3,579	3,565
Accumulated depreciation (CrossAmerica: $110 and $96, respectively)	(973)	(923)
Property and equipment, net (CrossAmerica: $716 and $726, respectively)	2,606	2,642
Intangible assets, net (CrossAmerica: $312 and $321, respectively)	347	357
Goodwill (CrossAmerica: $391 and $391, respectively)	619	619
Deferred income taxes	62	62
Other assets, net (CrossAmerica: $19 and $18, respectively)	33	53
Total assets	$4,309	$4,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations (CrossAmerica: $2 and $2, respectively)	$78	$78
Accounts payable (CrossAmerica: $32 and $35, respectively)	182	223
Accounts payable to Valero	174	181
Accrued expenses (CrossAmerica: $15 and $16, respectively)	73	70
Taxes other than income taxes (CrossAmerica: $13 and $12, respectively)	53	61
Income taxes payable	1	2
Total current liabilities	561	615
Debt and capital lease obligations, less current portion (CrossAmerica: $473 and $465, respectively)	1,463	1,427
Deferred income taxes (CrossAmerica: $48 and $52, respectively)	252	274
Asset retirement obligations (CrossAmerica: $28 and $28, respectively)	131	129
Other long-term liabilities (CrossAmerica: $100 and $100, respectively)	132	136
Total liabilities	2,539	2,581
Commitments and contingencies (Note 7)
Stockholders’ equity:
CST Brands, Inc. stockholders’ equity:
Common stock, 250,000,000 shares authorized at $0.01 par value; 78,129,071 and 77,935,731 shares issued as of March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital (APIC)	639	629
Treasury stock, at cost: 2,208,436 and 2,186,617 common shares as of March 31, 2017 and December 31, 2016, respectively	(91)	(89)
Retained earnings	716	713
Accumulated other comprehensive (loss) (AOCI)	(21)	(25)
Total CST Brands, Inc. stockholders’ equity	1,244	1,229
Noncontrolling interests	526	550
Total stockholders’ equity	1,770	1,779
Total liabilities and stockholders’ equity	$4,309	$4,360
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues(a)	$2,796	$2,371
Cost of sales(b)	2,463	2,034
Gross profit	333	337
Operating expenses:
Operating expenses	207	204
General and administrative expenses	50	46
Depreciation, amortization and accretion expense	64	61
Total operating expenses	321	311
Operating income	12	26
Other income, net	2	10
Interest expense	(18)	(15)
Income (loss) before income tax expense	(4)	21
Income tax expense (benefit)	(1)	9
Consolidated net income (loss)	(3)	12
Net loss attributable to noncontrolling interests	6	7
Net income attributable to CST stockholders	$3	$19
Earnings per common share
Basic earnings per common share	$0.04	$0.24
Weighted-average common shares outstanding (in thousands)	75,813	75,498
Earnings per common share – assuming dilution
Diluted earnings per common share	$0.04	$0.24
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,468	75,965

Dividends per common share	$—	$0.0625

Supplemental information:
(a) Includes excise taxes of:	$482	$549
(a) Includes revenues from fuel sales to related parties of:	$54	$50
(a) Includes income from rentals of:	$17	$15
(b) Includes expenses from fuel sales to related parties of:	$53	$48
(b) Includes expenses from rentals of:	$5	$5
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Consolidated net income (loss)	$(3)	$12
Other comprehensive income:
Foreign currency translation adjustment	4	15
Other comprehensive income before income taxes	4	15
Income taxes related to items of other comprehensive income	—	—
Other comprehensive income	4	15
Comprehensive income	1	27
Loss attributable to noncontrolling interests	(6)	(7)
Comprehensive income attributable to CST stockholders	$7	$34
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(3)	$12
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	8	6
Depreciation, amortization and accretion expense	64	61
Deferred income tax (benefit)	(3)	(1)
Changes in working capital, net of acquisitions	3	10
Net cash provided by operating activities	$69	$88
Cash flows from investing activities:
Capital expenditures	$(43)	$(66)
Proceeds from the sale of assets	2	—
CST acquisitions, net of cash acquired	—	(448)
CrossAmerica acquisitions, net of cash acquired	—	(53)
Net cash used in investing activities	$(41)	$(567)
Cash flows from financing activities:
Borrowings under the CST revolving credit facility	$65	$367
Payments on the CST revolving credit facility	(20)	(55)
Payments on the CST term loan facility	(19)	(13)
CST debt issuance costs	—	(1)
Borrowings under the CrossAmerica revolving credit facility	31	91
Payments on the CrossAmerica revolving credit facility	(24)	(26)
CrossAmerica repurchases of common units	—	(3)
Payments of capital lease obligations	—	(1)
CST dividends paid	—	(5)
CrossAmerica distributions paid	(16)	(16)
Net cash provided by financing activities	17	338
Effect of foreign currency translation changes on cash	—	(6)
Net increase (decrease) in cash	45	(147)
Cash at beginning of period	137	314
Cash at end of period	$182	$167
See Condensed Notes to Consolidated Financial Statements.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	MERGER AGREEMENT, DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
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
Earlier this year, both CST and Couche-Tard certified substantive compliance with the second request received from the FTC in late 2016. CST and Couche-Tard have been continuing to work cooperatively with regulators in their review of the merger and, based on what we consider to be the substantial progress made to date, while there can be no assurances as to timing, we continue to expect that we will complete the merger on or before June 30, 2017.
Description of Business and Current Developments
CST is a holding company and conducts substantially all of its operations through its subsidiaries. CST was incorporated in Delaware in 2012, formed solely in contemplation of the Spin-off and, prior to May 1, 2013, had not commenced operations and had no material assets, liabilities or commitments.
CST owns 100% of the equity interests of the sole member of the General Partner, 100% of the IDRs and 20.2% (as of March 31, 2017) of the outstanding limited partner units of CrossAmerica. CrossAmerica is a separate publicly traded Delaware limited partnership. CST controls the General Partner and has the right to appoint all members of the GP Board. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the GP Board. Therefore, we control the operations and activities of CrossAmerica even though we do not have a majority ownership of CrossAmerica’s outstanding limited partner units. As a result, under the guidance in ASC 810–Consolidation, we consolidate CrossAmerica.
Interim Financial Information
These unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2016, has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes and operating income have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Our effective income tax rates for the three months ended March 31, 2017 and 2016 were 36% and 43%, respectively. The effective tax rate for 2016 was higher as a result of our consolidation of CrossAmerica, which incurred a loss that was not fully tax deductible. As a limited partnership, CrossAmerica is not subject to Federal and State income tax with the exception of its operations in certain tax paying corporate subsidiaries. CST’s effective tax rate, excluding CrossAmerica, was 37%, which includes Federal and State income tax expense.
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2016, the FASB issued ASU 2016-09–Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. There was no material impact to our financial statements as a result of the application of this standard.
In October 2016, the FASB issued ASU 2016-16–Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs. This guidance is effective January 1, 2018 and requires a modified retrospective application through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have chosen to early adopt the standard effective January 1, 2017 using the modified retrospective method which resulted in a decrease to Other assets, net and Deferred income taxes of approximately $17 million.
In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for public fiscal years and interim periods within those years beginning after December 15, 2017. We have chosen to early adopt this standard effective January 1, 2017. Although there was no impact upon adoption, among other things, this guidance will result in the capitalization rather than expensing of acquisition costs in future transactions that will be accounted for as asset acquisitions rather than business combinations under the new definition of a business.
In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for a Company's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Management has elected to early adopt this guidance effective January 1, 2017, which had no impact upon adoption but could result in a change in the measurement of an impairment loss if an impairment was required to be recorded in the future.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk
Valero supplied substantially all of the motor fuel purchased by our U.S. Retail and Canadian Retail segments for resale during all periods presented. During the three months ended March 31, 2017 and 2016, our U.S. Retail and Canadian Retail segments purchased $1.4 billion and $1.2 billion, respectively, of motor fuel from Valero.
CrossAmerica purchases a substantial amount of motor fuel from three suppliers. For the three months ended March 31, 2017, CrossAmerica’s wholesale business purchased approximately 28%, 27% and 22% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. For the three months ended March 31, 2016, CrossAmerica's wholesale business purchased approximately 29%, 28% and 26% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica’s fuel purchases in 2017 or 2016.
No customers are individually material to our U.S. Retail and Canadian Retail segment operations. For the three months ended March 31, 2017 and 2016, CrossAmerica distributed approximately 14% and 17% of its total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 23% and 30% of CrossAmerica’s rental income, respectively. For more information regarding transactions with DMS, see Note 6.
Note 2.     INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Convenience store merchandise	$159	$156
Motor fuel	74	92
Supplies	2	2
Inventories	$235	$250
The cost of convenience store merchandise and supplies is determined principally under the weighted-average cost method. We account for our motor fuel inventory in our U.S. Retail segment on the LIFO basis. As of March 31, 2017, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $7 million. As of December 31, 2016, the replacement cost (market value) of our U.S. motor fuel inventories exceeded their LIFO carrying amounts by approximately $8 million. We account for our motor fuel inventory in our Canadian Retail and CrossAmerica segments under the weighted-average cost method.
Note 3. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Land	$824	$813
Buildings	968	949
Equipment	992	974
Land improvements and leasehold improvements	415	396
Other(a)	262	252
Asset retirement obligations	93	92
Construction in progress	25	89
Property and equipment, at cost	3,579	3,565
Accumulated depreciation	(973)	(923)
Property and equipment, net	$2,606	$2,642
(a) Other property and equipment consists primarily of signage and other imaging assets and computer hardware and software.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
US Retail Segment:
Trademarks/tradenames	$22	$(3)	$19	$22	$(2)	$20
Other(a)	12	(2)	10	12	(2)	10
US total	34	(5)	29	34	(4)	30
Canadian Retail Segment:
Customer lists(b)	95	(89)	6	95	(89)	6
Total CST	129	(94)	35	129	(93)	36
CrossAmerica:
Wholesale fuel supply contracts/rights	401	(94)	307	401	(87)	314
Below market leases	11	(7)	4	12	(7)	5
Other	5	(4)	1	5	(3)	2
Total CrossAmerica	417	(105)	312	418	(97)	321
CST consolidated total	$546	$(199)	$347	$547	$(190)	$357

(a)	Other consists of fuel supply agreements, franchise agreements, pipeline shipping rights, licenses and permits.

(b)
Our customer lists in our Canadian Retail segment are amortized on a straight-line basis over their remaining life. As these assets are recorded in the local currency, Canadian dollars, historical gross carrying amounts are translated at each balance sheet date, resulting in changes to historical amounts presented.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. DEBT
Our balances for long-term debt and capital leases are as follows (in millions):

	March 31,	December 31,
	2017	2016
CST debt and capital leases:(a)
$500 million revolving credit facility	$195	$150
Term loan due 2019	319	338
5.00% senior notes due 2023	550	550
Total CST outstanding debt	1,064	1,038
Deferred financing fees	(11)	(12)
Capital leases	13	12
Total CST debt and capital leases	$1,066	$1,038
CrossAmerica debt and capital leases:(b)
$550 million revolving credit facility	$449	$442
Other debt	1	1
Total CrossAmerica outstanding debt	450	443
Deferred financing fees	(3)	(4)
Capital leases	28	28
Total CrossAmerica debt and capital leases	$475	$467
Total consolidated debt and capital lease obligations outstanding	$1,541	$1,505
Less current portion–CST	76	76
Less current portion–CrossAmerica	2	2
Consolidated debt and capital lease obligations, less current portion	$1,463	$1,427
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
Financial Covenants and Interest Rate
The CST credit facility contains financial covenants (as defined in the credit agreement) consisting of (a) a maximum total lease adjusted leverage ratio set at 3.50 : 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 : 1.00 and (c) limitations on capital expenditures. As of March 31, 2017, CST was in compliance with these covenants.
CrossAmerica is required to maintain a total leverage ratio (as defined in the credit agreement) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition. The total leverage ratio shall not exceed 5.00 : 1.00 for the first three full fiscal quarters following the closing of a material acquisition. The ratio shall not exceed 5.50 : 1.00 upon the issuance of Qualified Senior Notes (as defined in the credit agreement) in the aggregate principal amount of $175 million or greater. CrossAmerica is also required to maintain a senior leverage ratio (as defined in the credit agreement) after the issuance of Qualified Senior Notes of $175 million or greater of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined in the credit agreement) of at least 2.75 : 1.00. As of March 31, 2017, CrossAmerica was in compliance with these covenants.
Outstanding borrowings currently under the CST credit facility bear a weighted average interest of 2.72% (LIBOR plus a margin of 1.75%) as of March 31, 2017. Outstanding borrowings under the CrossAmerica credit facility bear a weighted average interest rate of 3.95% (LIBOR plus a margin of 3.00%) as of March 31, 2017.
After taking into account debt covenant restrictions, approximately $110 million was available for future borrowings under the CST credit facility and approximately $86 million was available for future borrowings under the CrossAmerica credit facility as of March 31, 2017.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. RELATED-PARTY TRANSACTIONS
We consider transactions with CrossAmerica to be with a related party and account for these transactions as entities under common control, all of which are eliminated upon consolidation.
Rent and Purchased Motor Fuel
CrossAmerica leases certain retail sites and sells motor fuel to the U.S. Retail segment operating the leased sites under a master fuel distribution agreement and a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon. The lease agreement is a triple net lease with an annual lease rate of 7.5% of the fair value of the leased property at inception. The U.S. Retail segment purchased motor fuel from CrossAmerica of approximately 18 million and 19 million gallons during the three months ended March 31, 2017 and 2016, respectively. We incurred rent expense on retail sites leased from CrossAmerica of $4 million during each of the three months ended March 31, 2017 and 2016. Amounts payable to CrossAmerica totaled $3 million and $4 million at March 31, 2017 and December 31, 2016, respectively, related to these transactions.
CST Fuel Supply
CST distributed $4 million in cash to CrossAmerica during each of the three months ended March 31, 2017 and 2016, related to CrossAmerica’s equity ownership interests in CST Fuel Supply.
Sale of Wholesale Fuel Supply Contracts to CrossAmerica
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $3 million. CrossAmerica purchases the fuel supplied to these retail sites from CST Fuel Supply. CrossAmerica purchased $6 million and $3 million of motor fuel from CST Fuel Supply for the three months ended March 31, 2017 and 2016, respectively, in connection with these retail sites.
Amended Omnibus Agreement
CST provides management and corporate support services to CrossAmerica and charged CrossAmerica $3 million under the terms of the Amended Omnibus Agreement for these services during each of the three months ended March 31, 2017 and 2016. CST charged non-cash stock-based compensation and incentive compensation costs to CrossAmerica of $1 million for each of the three months ended March 31, 2017 and 2016. Receivables from CrossAmerica were $9 million and $10 million at March 31, 2017 and December 31, 2016, respectively.
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

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2016	February 28, 2017	171,039
Quarter ended March 31, 2017	*	128,983
* Expected to be issued on May 10, 2017
IDR and Common Unit Distributions
CST received cash distributions related to its ownership of CrossAmerica’s IDRs and common units as follows (in millions):

	Three Months Ended March 31,
	2017	2016
IDRs	$1	$1
Common unit distributions	4	4
Total	$5	$5

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica Wholesale Motor Fuel Sales and Real Estate Rentals
Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenues from motor fuel sales to DMS and its affiliates	$54	$50
Rental income from DMS and its affiliates	$5	$6
Receivables from DMS and its affiliates totaled $8 million and $9 million at March 31, 2017 and December 31, 2016, respectively.
Revenues from rental income from Topstar were $0.1 million for each of the three months ended March 31, 2017 and 2016.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.2 million for each of the three months ended March 31, 2017 and 2016.
Aircraft Usage Costs
From time to time, we lease, on a non-exclusive basis, an aircraft owned by an entity that is jointly owned by Kimberly S. Lubel, our Chief Executive Officer, President and Chairman of the Board of Directors and her husband, as previously approved in March 2015 by the Audit Committee of the Board of Directors. Lease costs incurred by us for use of this aircraft were not significant for each of the three months ended March 31, 2017 and 2016.
From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of the GP Board, as previously approved in August 2013 by the independent conflicts committee of the GP Board. Lease costs incurred by CrossAmerica for use of these aircraft were not significant for each of the three months ended March 31, 2017 and 2016.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the GP Board. CrossAmerica incurred costs of $0.2 million and $0.6 million with this related party for the three months ended March 31, 2017 and 2016, respectively.
CrossAmerica Principal Executive Offices
CrossAmerica’s principal executive offices are in Allentown, Pennsylvania. CrossAmerica subleases office space from us that we lease from a related party of CrossAmerica. The management fee charged by us to CrossAmerica under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Note 7. COMMITMENTS AND CONTINGENCIES
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
Note 8.    FAIR VALUE MEASUREMENTS
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2017 or 2016.
Financial Instruments
The aggregate fair value and carrying amount of the CST senior notes, credit facility and term loan at March 31, 2017 and December 31, 2016 were $1.1 billion and $1.1 billion, respectively. The fair value of the CST term loan and credit facility approximate their carrying value due to the frequency with which interest rates are reset. The fair value of the CST senior notes is determined primarily using quoted prices of over-the-counter traded securities. These quoted prices are considered Level 1 inputs.
The fair value of CrossAmerica’s revolving credit facility approximated its carrying values of $449 million as of March 31, 2017 and $442 million as of December 31, 2016 due to the frequency with which interest rates are reset.
Note 9. EQUITY
CrossAmerica Distributions
Quarterly distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$21
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$21
The amount of any distribution is subject to the discretion of the GP Board, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s Partnership Agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future at current levels or at all.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Comprehensive Income (Loss)
Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Foreign currency translation adjustments are the only component of our accumulated other comprehensive income. Our other comprehensive income or loss before reclassifications results from changes in the value of foreign currencies (the Canadian dollar) in relation to the U.S. dollar. Changes in foreign currency translation adjustments were as follows for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$(25)	$(30)
Other comprehensive income before reclassifications	4	15
Amounts reclassified from other comprehensive income	—	—
Net other comprehensive income	4	15
Balance at the end of the period	$(21)	$(15)
Note 10. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of operating expenses and general and administrative expenses in the consolidated statements of income.
We recognized equity-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Equity-based compensation related to CST	$7	$5
Equity-based compensation related to CrossAmerica	1	1
Total equity-based compensation expense	$8	$6
During the three months ended March 31, 2017, we recognized $5 million of equity-based compensation expense, of which $4 million was attributable to CST and $1 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant. During the three months ended March 31, 2016, we recognized $4 million of equity-based compensation expense, of which $3 million was attributable to CST and $1 million was attributable to CrossAmerica, related to equity-based awards granted to employees who were retirement eligible at the date of grant.
At the completion of the Merger, each stock option, restricted share and restricted stock unit that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and be converted into the right to receive a cash payment as defined in the Merger Agreement. For purposes of unvested CST market share units, which are CST restricted stock units that vest based on performance goals related to the price of CST common stock, in accordance with the award agreements, performance goals will be deemed satisfied under the Merger based on the value of the Merger Consideration.
CST Equity-Based Awards
Grants of equity-based awards occurred in the first quarter of 2017 and consisted of:

	Number of Awards	Weighted-Avg Grant-Date Fair Value
Restricted stock units	299,877	$48.35
The fair value of each restricted stock unit is estimated on the date of grant as the mean of the highest and lowest prices per share of CST’s stock price on the NYSE on the date of grant. The restricted stock units granted become exercisable in equal increments on the first, second and third anniversaries of their date of grant. At the completion of the Merger, each award of restricted stock

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

units that was granted in February 2017 will be converted into the right to receive a cash payment as defined in the Merger Agreement, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original restricted stock unit award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”
Approximately 47,000 and 102,000 of CST’s equity-based awards were granted to certain employees of CST in 2017 and 2016, respectively, for services rendered on behalf of CrossAmerica and the expense associated with the awards was charged to CrossAmerica. These equity-based awards had a total fair value of $2 million on each of the dates of grant in 2017 and 2016, respectively.
Note 11.     EARNINGS PER COMMON SHARE
Earnings per common share are computed after adjustment for net income or loss attributable to noncontrolling interest; therefore, all earnings per common share information relates solely to CST common stockholders.
Earnings per common share were computed as follows (in millions, except shares outstanding, common equivalent shares and per share amounts):

	Three Months Ended March 31,
	2017		2016
	Participating Awards	Common Stock	Participating Awards	Common Stock
Earnings per common share:
Net income attributable to CST stockholders		$3		$19
Less dividends declared:
Common stock		—		5
Undistributed earnings		$3		$14

Weighted-average common shares outstanding (in thousands)	452	75,813	406	75,498
Earnings per common share
Distributed earnings	$—	$—	$0.06	$0.06
Undistributed earnings	0.04	0.04	0.18	0.18
Total earnings per common share	$0.04	$0.04	$0.24	$0.24

Earnings per common share - assuming dilution:
Net income attributable to CST stockholders	$3	$19

Weighted-average common shares outstanding (in thousands)	75,813	75,498
Common equivalent shares:
Stock options (in thousands)	332	119
Restricted stock (in thousands)	—	118
Restricted stock units (in thousands)	244	169
Market share units (in thousands)	79	61
Weighted-average common shares outstanding - assuming dilution (in thousands)	76,468	75,965
Earnings per common share - assuming dilution	$0.04	$0.24

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents securities that have been excluded from the computation of diluted earnings per share because they would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Weighted-average anti-dilutive stock awards (in thousands)	53	860
Note 12. SEGMENT INFORMATION
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
The following table reflects activity related to our reportable segments (in millions):

	U.S. Retail	Canadian Retail	CrossAmerica	Corporate	Eliminations	Fair value adjustments	Consolidated

Three months ended March 31, 2017:
Operating revenues	$1,540	$821	$435	$—	$—	$—	$2,796
Intersegment revenues	6	—	34	—	(40)	—	—
Gross profit	202	94	37	—	—	—	333
Depreciation, amortization and accretion expense	33	9	14	—	—	8	64
Operating income (loss)	28	30	12	(50)	—	(8)	12

Three months ended March 31, 2016:
Operating revenues	$1,355	$674	$342	$—	$—	$—	$2,371
Intersegment revenues	5	—	25	—	(30)	—	—
Gross profit	217	83	37	—	—	—	337
Depreciation, amortization and accretion expense	29	10	13	—	—	9	61
Operating income (loss)	46	23	13	(46)	—	(10)	26

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Decrease (increase):
Receivables, net	$23	$2
Inventories	15	5
Prepaid expenses and other	(7)	—
Increase (decrease):
Accounts payable	(19)	2
Accounts payable to related parties	—	4
Accounts payable to Valero	(8)	17
Accrued expenses	8	(2)
Amortization of deferred debt costs	—	1
Taxes other than income taxes	(8)	2
Income taxes payable	(1)	(21)
Changes in working capital	$3	$10
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
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Interest paid in excess of amount capitalized	$9	$8
Income taxes paid	$9	$29
Note 14. GUARANTOR SUBSIDIARIES
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

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$117	$59	$—	$176	$6	$—	$182
Restricted cash	—	22	—	—	22	—	—	22
Receivables, net	1	85	67	—	153	35	(14)	174
Inventories	—	164	58	—	222	13	—	235
Prepaid taxes	—	6	—	—	6	1	—	7
Prepaid expenses and other	—	12	4	—	16	6	—	22
Total current assets	1	406	188	—	595	61	(14)	642
Property and equipment, at cost	—	2,197	557	—	2,754	826	(1)	3,579
Accumulated depreciation	—	(658)	(205)	—	(863)	(110)	—	(973)
Property and equipment, net	—	1,539	352	—	1,891	716	(1)	2,606
Intangible assets, net	—	29	6	—	35	312	—	347
Goodwill	—	226	2	—	228	391	—	619
Investment in subsidiaries	2,776	—	—	(2,776)	—	—	—	—
Investment in CrossAmerica	—	262	—	—	262	—	(262)	—
Deferred income taxes	—	—	62	—	62	—	—	62
Other assets, net	3	3	8	—	14	20	(1)	33
Total assets	$2,780	$2,465	$618	$(2,776)	$3,087	$1,500	$(278)	$4,309

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase as follows as of March 31, 2017:
			Property and equipment, net			$45
			Intangibles, net			$235
			Goodwill			$302

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$75	$1	$—	$—	$76	$2	$—	$78
Accounts payable	—	121	34	—	155	41	(14)	182
Accounts payable to Valero	(1)	102	73	—	174	—	—	174
Accrued expenses	12	30	16	—	58	15	—	73
Taxes other than income taxes	—	39	1	—	40	13	—	53
Income taxes payable	—	—	1	—	1	—	—	1
Total current liabilities	86	293	125	—	504	71	(14)	561
Debt and capital lease obligations, less current portion	978	7	6	—	991	473	(1)	1,463
Deferred income taxes	(2)	206	—	—	204	48	—	252
Intercompany payables (receivables)	461	(590)	129	—	—	—	—	—
Asset retirement obligations	—	86	17	—	103	28	—	131
Other long-term liabilities	4	12	16	—	32	100	—	132
Total liabilities	1,527	14	293	—	1,834	720	(15)	2,539
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	648	1,773	62	(1,835)	648	—	(9)	639
Treasury stock	(91)	—	—	—	(91)	—	—	(91)
Retained earnings	716	678	263	(941)	716	—	—	716
AOCI	(21)	—	—	—	(21)	—	—	(21)
Partners’ capital	—	—	—	—	—	780	(780)	—
Noncontrolling interest	—	—	—	—	—	—	526	526
Total stockholders’ equity	1,253	2,451	325	(2,776)	1,253	780	(263)	1,770
Total liabilities and stockholders’ equity	$2,780	$2,465	$618	$(2,776)	$3,087	$1,500	$(278)	$4,309

Deferred taxes and noncontrolling interest for CrossAmerica include $8 million and $574 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEETS
(Millions of Dollars)

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
ASSETS
Current assets:
Cash	$—	$94	$42	$—	$136	$1	$—	$137
Restricted cash	—	22	—	—	22	—	—	22
Receivables, net	1	92	75	—	168	42	(15)	195
Inventories	—	172	65	—	237	13	—	250
Prepaid taxes	—	2	—	—	2	1	—	3
Prepaid expenses and other	—	9	3	—	12	8	—	20
Total current assets	1	391	185	—	577	65	(15)	627
Property and equipment, at cost	—	2,195	550	—	2,745	822	(2)	3,565
Accumulated depreciation	—	(631)	(196)	—	(827)	(96)	—	(923)
Property and equipment, net	—	1,564	354	—	1,918	726	(2)	2,642
Intangible assets, net	—	30	6	—	36	321	—	357
Goodwill	—	226	2	—	228	391	—	619
Investment in subsidiaries	2,759	—	—	(2,759)	—	—	—	—
Investment in CrossAmerica	—	262	—	—	262	—	(262)	—
Deferred income taxes	—	—	62	—	62	—	—	62
Other assets, net	5	22	8	—	35	19	(1)	53
Total assets	$2,765	$2,495	$617	$(2,759)	$3,118	$1,522	$(280)	$4,360

Historical amounts for CrossAmerica were adjusted in consolidation with CST as a result of the GP Purchase as follows as of December 31, 2016:
			Property and equipment, net			$48
			Intangibles, net			$240
			Goodwill			$302

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$75	$1	$—	$—	$76	$2	$—	$78
Accounts payable	—	146	47	—	193	45	(15)	223
Accounts payable to Valero	(1)	100	82	—	181	—	—	181
Accrued expenses	5	33	16	—	54	16	—	70
Taxes other than income taxes	—	48	1	—	49	12	—	61
Income taxes payable	—	—	2	—	2	—	—	2
Total current liabilities	79	328	148	—	555	75	(15)	615
Debt and capital lease obligations, less current portion	951	7	6	—	964	465	(2)	1,427
Deferred income taxes	(1)	223	—	—	222	52	—	274
Intercompany payables (receivables)	490	(618)	128	—	—	—	—	—
Asset retirement obligations	—	85	16	—	101	28	—	129
Other long-term liabilities	6	14	16	—	36	100	—	136
Total liabilities	1,525	39	314	—	1,878	720	(17)	2,581
Commitments and contingencies
Stockholders’ equity:
Common stock	1	—	—	—	1	—	—	1
APIC	640	1,774	61	(1,835)	640	—	(11)	629
Treasury stock	(89)	—	—	—	(89)	—	—	(89)
Retained earnings	713	682	242	(924)	713	—	—	713
AOCI	(25)	—	—	—	(25)	—	—	(25)
Partners’ capital	—	—	—	—	—	802	(802)	—
Noncontrolling interest	—	—	—	—	—	—	550	550
Total stockholders’ equity	1,240	2,456	303	(2,759)	1,240	802	(263)	1,779
Total liabilities and stockholders’ equity	$2,765	$2,495	$617	$(2,759)	$3,118	$1,522	$(280)	$4,360
Deferred taxes and noncontrolling interest for CrossAmerica include $9 million and $581 million, respectively, related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Millions of Dollars)

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,546	$821	$—	$2,367	$469	$(40)	$2,796
Cost of sales	—	1,344	727	—	2,071	432	(40)	2,463
Gross profit	—	202	94	—	296	37	—	333

Income from CST Fuel Supply Equity	—	—	—	—	—	4	(4)	—
Operating expenses:
Operating expenses	—	141	55	—	196	15	(4)	207
General and administrative expenses	1	39	4	—	44	6	—	50
Depreciation, amortization and accretion expense	—	33	9	—	42	22 (a)	—	64
Total operating expenses	1	213	68	—	282	43	(4)	321
Operating (loss) income	(1)	(11)	26	—	14	(2)	—	12
Other income, net	—	2	1	—	3	—	(1)	2
Interest expense	(11)	—	—	—	(11)	(7)	—	(18)
Intercompany interest income (expense)	1	—	(1)	—	—	—	—	—
Equity in earnings of CrossAmerica	(1)	—	—	—	(1)	—	1	—
Equity in earnings of subsidiaries	15	—	—	(15)	—	—	—	—
Income (loss) before income tax expense	3	(9)	26	(15)	5	(9)	—	(4)
Income tax expense (benefit)	—	(5)	7	—	2	(3)	—	(1)
Net income (loss)	3	(4)	19	(15)	3	(6)	—	(3)
Net loss attributable to noncontrolling interest	—	—	—	—	—	5	1	6
Net income (loss) attributable to CST stockholders	$3	$(4)	$19	$(15)	$3	$(1)	$1	$3
Other comprehensive loss, net of tax:
Net income (loss)	$3	$(4)	$19	$(15)	$3	$(6)	$—	$(3)
Foreign currency translation adjustment	4	—	—	—	4	—	—	4
Comprehensive income (loss)	7	(4)	19	(15)	7	(6)	—	1
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(5)	(1)	(6)
Comprehensive income (loss) attributable to CST stockholders	$7	$(4)	$19	$(15)	$7	$(1)	$1	$7
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $8 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Operating revenues	$—	$1,360	$674	$—	$2,034	$367	$(30)	$2,371
Cost of sales	—	1,143	591	—	1,734	330	(30)	2,034
Gross profit	—	217	83	—	300	37	—	337

Income from CST Fuel Supply Equity	—	—	—	—	—	4	(4)	—
Operating expenses:
Operating expenses	—	142	51	—	193	15	(4)	204
General and administrative expenses	1	33	5	—	39	7	—	46
Depreciation, amortization and accretion expense	—	29	10	—	39	22 (a)	—	61
Total operating expenses	1	204	66	—	271	44	(4)	311
Gain (loss) on the sale of assets, net	—	—	1	—	1	(1)	—	—
Operating (loss) income	(1)	13	18	—	30	(4)	—	26
Other income, net	—	1	10	—	11	—	(1)	10
Interest expense	(11)	—	—	—	(11)	(4)	—	(15)
Intercompany interest income (expense)	1	—	(1)	—	—	—	—	—
Equity in earnings of CrossAmerica	(1)	—	—	—	(1)	—	1	—
Equity in earnings of subsidiaries	30	—	—	(30)	—	—	—	—
Income (loss) before income tax expense	18	14	27	(30)	29	(8)	—	21
Income tax expense (benefit)	(1)	4	7	—	10	(1)	—	9
Net income (loss)	19	10	20	(30)	19	(7)	—	12
Net loss attributable to noncontrolling interest	—	—	—	—	—	6	1	7
Net income (loss) attributable to CST stockholders	$19	$10	$20	$(30)	$19	$(1)	$1	$19
Other comprehensive loss, net of tax:
Net income (loss)	$19	$10	$20	$(30)	$19	$(7)	$—	$12
Foreign currency translation adjustment	15	—	—	—	15	—	—	15
Comprehensive income (loss)	34	10	20	(30)	34	(7)	—	27
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	(6)	(1)	(7)
Comprehensive income (loss) attributable to CST stockholders	$34	$10	$20	$(30)	$34	$(1)	$1	$34
(a) Depreciation, amortization and accretion expense for CrossAmerica includes $9 million of additional depreciation and amortization expense related to the consolidation of CrossAmerica with CST as a result of the GP Purchase.

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(6)	$34	$20	$—	$48	$22	$(1)	$69
Cash flows from investing activities:
Capital expenditures	—	(37)	(3)	—	(40)	(3)	—	(43)
Proceeds from the sale of assets	—	2	—	—	2	—	—	2
Net cash used in investing activities	—	(35)	(3)	—	(38)	(3)	—	(41)
Cash flows from financing activities:
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	31	—	31
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(24)	—	(24)
Proceeds under the CST revolving credit facility	65	—	—	—	65	—	—	65
Payments on the CST revolving credit facility	(20)	—	—	—	(20)	—	—	(20)
Payments on the CST term loan facility	(19)	—	—	—	(19)	—	—	(19)
Distributions from CrossAmerica	—	4	—	—	4	—	(4)	—
Distributions paid	—	—	—	—	—	(21)	5	(16)
Intercompany funding	(20)	20	—	—	—	—	—	—
Net cash provided by (used in) financing activities	6	24	—	—	30	(14)	1	17
Effect of foreign currency translation changes on cash	—	—	—	—	—	—	—	—
Net increase in cash	—	23	17	—	40	5	—	45
Cash at beginning of year	—	94	42	—	136	1	—	137
Cash at end of period	$—	$117	$59	$—	$176	$6	$—	$182

CST BRANDS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	CST Eliminations	Total CST	CrossAmerica	Eliminations	Total Consolidated
		US	Canada
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4)	$74	$—	$—	$70	$19	$(1)	$88
Cash flows from investing activities:
Capital expenditures	—	(57)	(6)	—	(63)	(3)	—	(66)
CST acquisitions, net of cash acquired	—	(448)	—	—	(448)	—	—	(448)
CrossAmerica acquisitions, net of cash acquired	—	—	—	—	—	(53)	—	(53)
Cash received from sale of dealer contracts	—	3	—	—	3	(3)	—	—
IDR income	—	1	—	—	1	—	(1)	—
Net cash used in investing activities	—	(501)	(6)	—	(507)	(59)	(1)	(567)
Cash flows from financing activities:
Proceeds under the CrossAmerica revolving credit facility	—	—	—	—	—	91	—	91
Payments on the CrossAmerica revolving credit facility	—	—	—	—	—	(26)	—	(26)
Proceeds under the CST revolving credit facility	367	—	—	—	367	—	—	367
Payments on the CST revolving credit facility	(55)	—	—	—	(55)	—	—	(55)
Debt issuance costs	(1)	—	—	—	(1)	—	—	(1)
Repayment of intercompany payable	—	—	(200)	200	—	—	—	—
Intercompany loan	200	—	—	(200)	—	—	—	—
Payments on the CST term loan facility	(13)	—	—	—	(13)	—	—	(13)
Repurchases of common shares and units	—	—	—	—	—	(3)	—	(3)
Payments of capital lease obligations	—	—	—	—	—	(1)	—	(1)
Dividends paid	(5)	—	—	—	(5)	—	—	(5)
Distributions from CrossAmerica	—	3	—	—	3	—	(3)	—
Distributions paid	—	—	—	—	—	(20)	4	(16)
Intercompany funding	(489)	488	—	—	(1)	—	1	—
Net cash provided by (used in) financing activities	4	491	(200)	—	295	41	2	338
Effect of foreign currency translation changes on cash	—	—	(6)	—	(6)	—	—	(6)
Net (decrease) increase in cash	—	64	(212)	—	(148)	1	—	(147)
Cash at beginning of year	—	66	247	—	313	1	—	314
Cash at end of period	$—	$130	$35	$—	$165	$2	$—	$167

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, are made throughout this Form 10-K. This Form 10-K includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, dividend growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

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
Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger. In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	volatility and seasonality in crude oil, wholesale motor fuel costs and motor fuel sales;

•	political conditions in oil producing regions and global demand for oil;

•	competitive pressures from convenience stores and other non-traditional retailers located in our markets;

•	changes in our customers’ behavior and travel as a result of changing economic conditions, immigration laws and restrictions, labor strikes or otherwise;

•	increasing consumer preference for alternative motor fuel and improvements in fuel efficiency;

•	future legislation or campaigns to discourage smoking;

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
You should consider the areas of risk described above, as well as those set forth herein and in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2016 and our Definitive Proxy Statement filed with the SEC on October 11, 2016, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated financial statements and accompanying notes to those financial statements in our Form 10-K. Our Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.
Our MD&A is organized as follows:

•	Merger Agreement—This section provides information on our pending Merger.

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•	Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2017.

•
Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements, other matters impacting our liquidity and capital resources and an outlook for our business considering the Merger and Merger Agreement.

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

Merger Agreement
On August 21, 2016, our Board of Directors unanimously approved, and we entered into, a definitive Merger Agreement with a subsidiary of Couche-Tard, under which, subject to the terms and conditions thereof, a U.S. subsidiary of Couche-Tard will acquire all of the shares of CST for $48.53 per share in cash, representing a total enterprise value of approximately $4.4 billion, including the assumption of net debt. CST’s stockholders approved the Merger Agreement at a special meeting of stockholders held November 16, 2016. CST and Couche-Tard have been continuing to work cooperatively with regulators in their review of the merger and, based on what we consider to be the substantial progress made to date, while there can be no assurances as to timing, we continue to expect that we will complete the merger on or before June 30, 2017. See Note 1 included elsewhere in the Form 10-Q for additional information.
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
Changes in our average motor fuel selling price per gallon and gross margin for the three months ended March 31, 2017 and 2016 were directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Approximately 40% of CST’s gross profit is derived from the sale of motor fuel. CST typically experiences lower motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher motor fuel gross profits in periods when the wholesale cost of motor fuel declines.

Historically, the volatility of crude oil and wholesale motor fuel prices has significantly impacted CST’s operating revenues and motor fuel gross profits, and is further discussed in “Results of Operations” below. The following graph provides benchmark information for both crude oil and wholesale motor fuel prices for the thirty-six months ended March 31, 2017:
(a) Represents the average monthly spot price per barrel during the periods presented for WTI and Brent crude oil. One barrel represents 42 gallons (source: EIA.gov).

(b)	Represents the average monthly spot price per gallon during the periods presented for GCC gasoline and NYHC gasoline (source: EIA.gov).

The following graph shows the volatility of wholesale motor fuel prices and the impact on our U.S. Retail and Canadian Retail segments’ gross profits (on a “per gallon” basis) for the thirty-six months ended March 31, 2017 (U.S. Retail and Canadian Retail CPG gross profits):

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
The prices paid to CrossAmerica’s motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. CrossAmerica receives a fixed mark-up per gallon on approximately 86% of gallons sold to its wholesale customers. The remaining gallons are primarily DTW priced contracts with its other wholesale customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Alternatively, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
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

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated income statements, which provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated income statements are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Operating revenues	$2,796	$2,371
Cost of sales	2,463	2,034
Gross profit	333	337
Operating expenses:
Operating expenses	207	204
General and administrative expenses	50	46
Depreciation, amortization and accretion expense	64	61
Total operating expenses	321	311
Operating income	12	26
Other income, net	2	10
Interest expense	(18)	(15)
Income (loss) before income tax expense	(4)	21
Income tax expense (benefit)	(1)	9
Consolidated net income (loss)	(3)	12
Net loss attributable to noncontrolling interests	6	7
Net income attributable to CST stockholders	$3	$19
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Consolidated Results
California / Wyoming divestiture
As a result of our California and Wyoming retail site divestitures in July 2016, operating revenues declined $120 million, gross profit declined $13 million, operating expenses declined $7 million and depreciation, amortization and accretion expense declined $1 million.
Operating revenues
Significant items impacting these results (excluding the divestiture of the California and Wyoming retail sites) were:

•	A $306 million increase in our U.S. Retail segment operating revenues primarily attributable to:

◦
An increase in the retail price per gallon of motor fuel that we sold as a result of an increase in wholesale gasoline prices, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	An increase in motor fuel gallons sold, as more fully described below under the heading “Segment Results—U.S. Retail.”

◦	Our merchandise and services revenues increased primarily from our expanded core network, as more fully described below under the heading “Segment Results—U.S. Retail.”
•A $147 million increase in our Canadian Retail segment operating revenues primarily attributable to:

◦	An increase in the retail price of our motor fuel as a result of an increase in wholesale gasoline prices, as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	An increase in the volume of motor fuel we sold as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	An increase in merchandise and services revenues as more fully described below under the heading “Segment Results—Canadian Retail.”

◦	A decline of $27 million in operating revenues due to the foreign currency translation effects of the Canadian dollar relative to the U.S. dollar.

•
A $102 million increase in our CrossAmerica operating revenues primarily as a result of an increase in motor fuel operating revenues as more fully described below under the heading “Segment Results—CrossAmerica.”

Cost of sales
The increase in crude oil and wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” drove the increase.
Operating expenses
Excluding the effects of the California and Wyoming retail sites, operating expenses increased $10 million primarily due to our expanded core network.
General and administrative expenses
General and administrative expenses increased $4 million primarily as a result of $13 million in merger related expenses, partially offset by a $1 million decline in our CrossAmerica segment as a result of the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Excluding the effects of the California and Wyoming retail sites, depreciation, amortization and accretion expense increased $4 million related to our recent acquisitions and expanded core network.
Income tax expense
Income tax expense, including CrossAmerica, declined $10 million, primarily as a result of a decline in pretax income. Our effective income tax rate was 36% for the three months ended March 31, 2017 compared to an effective rate of 43% for the three months ended March 31, 2016. This decrease in our effective income tax rate was due primarily to our consolidation of CrossAmerica, which had a loss that was not fully tax deductible in 2016. CST’s effective tax rate, excluding CrossAmerica, was 37% for the three months ended March 31, 2017 compared to 36% for the three months ended March 31, 2016.

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
U.S. Retail
The following tables highlight the results of operations and certain operating metrics of our U.S. Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (millions of dollars, except for the number of retail sites, per site per day and per gallon amounts):

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Motor fuel	$1,121	$946
Merchandise and services(a)	424	413
Other(b)	1	1
Total operating revenues	$1,546	$1,360
Gross profit:
Motor fuel–before amounts attributable to CrossAmerica	$63	$80
Motor fuel–amounts attributable to CrossAmerica	(5)	(5)
Motor fuel–after amounts attributable to CrossAmerica	58	75
Merchandise and services(a)	143	141
Other(b)	1	1
Total gross profit	202	217
Operating expenses:
Operating expenses	141	142
Depreciation, amortization and accretion expense	33	29
Total operating expenses	174	171
Operating income	$28	$46

Core store operating statistics:(c)
End of period core stores	1,179	1,054
Motor fuel sales (gallons per store per day)	4,867	5,054
Motor fuel sales (per store per day)	$10,539	$8,927

Motor fuel gross profit per gallon, net of credit card fees	$0.121	$0.154
CST Fuel Supply wholesale profit attributable to CrossAmerica(e)	(0.009)	(0.009)
Motor fuel gross profit per gallon, net of credit card fees(d), (e)	$0.112	$0.145

Merchandise and services sales (per store per day)(a)	4,012	3,872
Merchandise and services gross profit percentage, net of credit card fees(a)	33.9%	34.1%

U.S. Retail (continued)

	Three Months Ended March 31,
	2017	2016
Company operated retail sites:
Beginning of period	1,167	1,049
NTIs opened	13	6
Acquisitions	—	165
Closed or divested	(1)	(1)
End of period	1,179	1,219
End of period non-core retail stores	—	165
End of period core retail stores(c)	1,179	1,054

Core store same-store information(c),(f):
Company operated retail sites(g)	964	964
NTIs included in core same-store information(f)	107	107
Motor fuel sales (gallons per store per day)	4,783	4,948
Merchandise and services sales (per store per day)(a)	$3,915	$4,013
Merchandise and services gross profit percent, net of credit card fees(a)	33.9%	34.1%
Merchandise and services sales, ex. cigarettes (per store per day)(a)	$2,885	$2,959
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	40.0%	40.3%
Merchandise and services gross profit dollars(a)	$115	$120

Notes to U.S. Retail Statistical Table

(a)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services, video and game rentals and ATM fees.

(b)	Primarily consists of rental income.

(c)
Represents the portfolio of core retail stores and excludes recently acquired retail stores that are being integrated or are under performance evaluation to determine if they are: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer operated site, or (c) other strategic alternatives, including divestiture or longer term operation by CrossAmerica. All NTIs are core stores and, accordingly, are included in the core system operating statistics. For the period of February 1 to March 31, 2016, Flash Foods stores were classified as non-core. Effective April 1, 2016, the Flash Foods stores are included in the U.S. Retail Segment’s core-store operations. Accordingly, their operations are excluded from the core system operating statistics for the first quarter of 2016.

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

(g)	Includes 6 retail sites that do not sell motor fuel, which were acquired in the Nice N Easy acquisition.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
California / Wyoming divestiture
As a result of our California and Wyoming retail site divestitures in July 2016, operating revenues declined $120 million, gross profit declined $13 million, operating expenses declined $7 million and depreciation, amortization and accretion expense declined $1 million.
Operating revenues
Significant items impacting these results (excluding the divestiture of the California and Wyoming retail sites) were:

•
An increase in the retail price per gallon of motor fuel that we sold contributed $186 million of the increase to our motor fuel operating revenues, and was attributable to the volatility in wholesale gasoline prices, as discussed above under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The average daily spot price of GCC gasoline increased to $1.55 per gallon during 2017 compared to $1.06 per gallon during 2016, representing a 46% increase.

•
We had an increase in motor fuel gallons sold of 1%, which increased motor fuel operating revenues by $10 million. Excluding the impact of our California and Wyoming retail site divestitures, our motor fuel gallons sold increased 11%, or $94 million. This increase was primarily a result of our expanded core network, which includes Flash Foods (acquired on February 1, 2016) and NTIs.

•
Our merchandise and services revenues increased $26 million excluding the impact of our California and Wyoming retail site divestitures. This increase was primarily a result of our expanded core network, which includes Flash Foods and NTIs.

Gross profit

•
Excluding the impact of our California and Wyoming retail site divestitures, our motor fuel gross profit declined $10 million due to a decline in our cents per gallon gross profit as a result of higher wholesale motor fuel prices as discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Excluding the impact of our California and Wyoming retail site divestitures, our merchandise and services gross profit increased $8 million. This increase was primarily from the contribution of the Flash Foods stores and from the contribution of our newly constructed NTIs.

Operating expenses
Excluding the effects of our California and Wyoming retail site divestitures, operating expenses increased $6 million primarily from the Flash Foods stores and from operating expenses of our newly constructed NTIs.
Depreciation, amortization and accretion expense
Excluding the effects of our California and Wyoming retail site divestitures, depreciation, amortization and accretion expense increased $5 million as a result of our expanded core network, which includes Flash Foods and NTIs.

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

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Motor fuel	$650	$530
Merchandise and services(a)	63	57
Other(b)	108	87
Total operating revenues	$821	$674
Gross profit:
Motor fuel	$54	$45
Merchandise and services(a)	21	19
Other(b)	19	19
Total gross profit	94	83
Operating expenses:
Operating expenses	55	51
Depreciation, amortization and accretion expense	9	10
Total operating expenses	64	61
Gain on sale of assets, net	—	1
Operating income	$30	$23

Total retail sites (end of period):
Company operated retail sites (fuel and merchandise)	314	306
Commission sites (fuel only)	499	495
Cardlock (fuel only)	72	72
Total retail sites (end of period)	885	873

Average retail sites during the period:
Company operated retail sites (fuel and merchandise)	314	305
Commission sites (fuel only)	499	494
Cardlock (fuel only)	72	72
Average retail sites during the period	885	871

Total system operating statistics:
Motor fuel sales (gallons per site per day)	3,001	2,940
Motor fuel sales (per site per day)	$8,165	$6,687
Motor fuel gross profit per gallon, net of credit card fees	$0.226	$0.194

Company operated retail site statistics:
Merchandise and services sales (per site per day)(a)	$2,207	$2,071
Merchandise and services gross profit percentage, net of credit card fees(a)	32.9%	32.9%

Canadian Retail (continued)

	Three Months Ended March 31,
Company operated statistics(c)	2017	2016
Retail sites:
Beginning of period	314	303
NTIs opened	—	2
Conversions, net(d)	2	1
Closed or divested	(2)	—
End of period	314	306

Average foreign exchange rate for $1 CAD to USD	0.75348	0.73635

Same-store information ($ amounts in CAD)(e), (f):
Company operated retail sites	298	298
NTIs included in same-store information	44	44
Motor fuel sales (gallons per site per day)	3,278	3,225
Merchandise and services sales (per site per day)(a)	$2,954	$2,851
Merchandise and services gross profit percent, net of credit card fees(a)	33.0%	32.9%
Merchandise and services sales, ex. cigarettes (per site per day)(a)	$1,614	$1,542
Merchandise and services gross profit percent, net of credit card fees and ex. cigarettes(a)	46.3%	44.7%
Merchandise and services gross profit dollars(a)	$26	$25

Commission agent and dealer statistics(c)
Retail sites:
Beginning of period	498	494
New dealers	2	3
Conversions, net(d)	—	(1)
Closed or de-branded	(1)	(1)
End of period	499	495

Same Site Information(f):
Commission agent and dealer retail sites	475	475
Motor fuel sales (gallons per site per day)	2,403	2,432
Notes to Canadian Retail Statistical Table

(a)	Includes the results from car wash sales, commissions from lottery and ATM fees.

(b)	Primarily consists of our business and home energy operations.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating revenues increased $147 million, gross profit increased $11 million, operating expenses increased $4 million, and operating income increased $7 million.
Significant items impacting these results included:
Operating revenues

•
A decline of $27 million in operating revenues due to the foreign currency translation effects of the Canadian dollar relative to the U.S. dollar. Although the Canadian dollar strengthened 2% relative to the U.S. dollar, our operating revenues in Canadian dollars increased 19% (from the factors discussed below), which resulted in a larger translation effect relative to the prior year.

•	Excluding the effects of foreign currency translation changes, our operating revenues increased $174 million. This increase was primarily attributable to:

◦
A $125 million increase in operating revenues primarily attributable to an increase in the retail price of our motor fuel. The average daily spot price of NYHC gasoline increased to $1.55 per gallon during 2017, compared to $1.13 per gallon during 2016.

◦	Our operating revenues increased $18 million attributable to a 3% increase in the volume of motor fuel we sold mainly related to the increase in the average number of retail sites.

◦
Our merchandise and services revenues increased $5 million as a result of the increase in company operated retail sites and increases in store customer count and an improvement in car wash revenues as a result of milder weather in the current year.

◦	Our business and home energy operating revenues increased as a result of an increase in the price of oil and were the primary reason for the increase in other revenues of $26 million.
Gross profit

•
Our motor fuel gross profit increased $16 million driven by increases in motor fuel gross profit across our Canadian retail sites and in volume at our company operated and cardlock retail sites, which we believe are reflective of solid economic indicators in our Quebec and Ontario markets. This was partially offset by foreign currency translation effects of $7 million.

•
Our merchandise and services gross profit increased $2 million as a result of an increase in the number of company operated retail sites during 2017 and the increase in store customer count and car washes discussed above.

Operating expenses
Operating expenses increased $4 million primarily from the increase in company operated retail sites.

CrossAmerica
The following table highlights the results of operations and certain operating metrics of CrossAmerica. CrossAmerica is presented excluding the accounting purchase price adjustments and before elimination of transactions with our U.S. Retail segment to be consistent with how our management reviews its results. The impact of the purchase accounting adjustments is to increase depreciation, amortization and accretion expense by $8 million and $9 million for the three months ended March 31, 2017 and 2016, respectively. As discussed in Note 6 of the Condensed Notes to Consolidated Financial Statements included elsewhere in this quarterly report, transactions with our U.S. Retail segment consisted of a wholesale mark-up on purchased motor fuel, rent income and equity ownership interest in CST Fuel Supply. Additionally, CST provides management and corporate support services to CrossAmerica and charges CrossAmerica a management fee under the terms of the Amended and Restated Omnibus Agreement, as well as an allocation of certain incentive compensation. All transactions between our U.S. Retail segment and CrossAmerica are eliminated from our consolidated financial statements. Approximately 80% and 81% of CrossAmerica’s operating results are attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively. Therefore, a substantial portion of the operating results of CrossAmerica are not earned by CST shareholders. CrossAmerica is a publicly traded Delaware limited partnership and its common units are listed for trading on the NYSE under the symbol “CAPL.” As a result, CrossAmerica is required to file reports with the SEC, where additional information about its results of operations can be found and should be read in conjunction with the table below (millions of dollars).

	Three Months Ended March 31,
	2017	2016
Operating revenues	$469	$367
Cost of sales	432	330
Gross profit	37	37

Income from CST Fuel Supply	4	4
Operating expenses:
Operating expenses	15	15
Depreciation, amortization and accretion expense	14	13
Total operating expenses	29	28
Operating income	$12	$13
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating revenues
Operating revenues increased $102 million primarily from an increase in the price of crude oil. The average daily spot price of WTI crude oil increased 55% to $51.62 per barrel during 2017, compared to $33.35 per barrel during 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”
Cost of sales
Cost of sales increased $102 million primarily from the increase in crude oil prices discussed above.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $1 million related to our recent acquisitions.

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
Consolidated Cash Flows
The following table summarizes cash flow activity (in millions):

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by Operating Activities	$69	$88
Net Cash Used in Investing Activities	$(41)	$(567)
Net Cash Provided by Financing Activities	$17	$338
Operating Activities
The decrease in cash provided by operating activities in 2017 was primarily the result of a decline in net income for the reasons discussed above under the heading “Results of Operations.” Changes in cash provided by or used for working capital are shown in Note 13 included elsewhere in this quarterly report.
Investing Activities
We incurred $43 million of capital expenditures for the three months ended March 31, 2017. For the three months ended March 31, 2016, we incurred $66 million of capital expenditures. During the three months ended March 31, 2016, we purchased Flash Foods and the Franchised Holiday Stores for an aggregate of $501 million. We did not have any acquisitions during the three months ended March 31, 2017.
Financing Activities
During the three months ended March 31, 2017, we had net proceeds under the CrossAmerica revolving credit facility of $7 million, net proceeds under the CST revolving credit facility of $45 million, $16 million for the payment of CrossAmerica distributions and payments of $19 million on the CST term loan.
During the three months ended March 31, 2016, we had net proceeds under the CrossAmerica revolving credit facility of $65 million, net proceeds under the CST revolving credit facility of $312 million, spent $3 million on CrossAmerica’s unit repurchase program, $5 million for the payment of dividends on CST common stock, $16 million for the payment of CrossAmerica distributions and payments of $13 million on the CST term loan. Borrowings during 2016 on the CST revolving credit facility, along with cash on hand, were used to finance the Flash Foods acquisition and borrowings on the CrossAmerica revolving credit facility were used to finance the Franchised Holiday Stores acquisition.

Consolidated Debt
As of March 31, 2017, our consolidated debt consisted of the following (in millions):

CST debt:(a)
$500 million revolving credit facility	$195
Term loan due 2019	319
5.00% senior notes due 2023	550
Total CST debt	$1,064
CrossAmerica debt:(b)
$550 million revolving credit facility	$449
Other	1
Total CrossAmerica debt	$450
Total consolidated debt outstanding	$1,514
Less current portion:
CST	75
CrossAmerica	—
Consolidated debt, less current portion	$1,439
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
Debt related to CST
The credit facility is secured by substantially all of the assets of CST and its subsidiaries. As of March 31, 2017, CST’s outstanding borrowings currently under this credit facility bear a weighted average interest of 2.72% (LIBOR plus a margin of 1.75%). As of May 4, 2017, approximately $89 million was available for future borrowings under the revolving credit facility. The credit facility contains certain customary representations and warranties, financial covenants and events of default. The financial covenants (as defined in the credit agreement) consist of (a) a maximum total lease adjusted leverage ratio set at 3.50 : 1.00, (b) a minimum fixed charge coverage ratio set at 1.30 : 1.00, and (c) limitations on capital expenditures. As of March 31, 2017, we were in compliance with these financial covenant ratios.
See Note 5 included elsewhere in this quarterly report for additional information regarding CST’s debt.
Debt related to CrossAmerica
CrossAmerica maintains a revolving credit facility that provides for aggregate outstanding borrowings of up to $550 million. CrossAmerica’s borrowings had a weighted-average interest rate of 3.95% (LIBOR plus a margin of 3.00%) at March 31, 2017. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility at May 4, 2017, was $92 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that CrossAmerica has, after giving effect to such acquisition, at least $20 million of borrowing availability under its revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. CrossAmerica is required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00 and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. The total leverage ratio covenant is 5.00 : 1.00 for the three quarters following a material acquisition (as defined in the revolving credit facility). As of March 31, 2017, CrossAmerica was in compliance with these financial covenant ratios.
See Note 5 included elsewhere in this quarterly report for additional information regarding CrossAmerica’s debt.
Consolidated Capital Requirements
Our capital expenditures and investments relate primarily to the acquisition of land and the construction of NTIs. We also spend capital to improve, renovate and remodel our existing retail sites, which we refer to as sustaining capital, and, from time to time, we enter into strategic acquisitions.

Management believes CST and CrossAmerica will have sufficient cash flow from operations, borrowing capacity under their revolving credit facilities, and access to capital markets and alternative sources of funding to continue to operate and fund our growth for the next twelve months. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.
During the three months ended March 31, 2017, CST completed thirteen NTIs in the U.S., which are located in Texas, Arizona and New York. In Canada, we completed zero NTIs.
The following table outlines our consolidated capital expenditures and expenditures for acquisitions by segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
U.S. Retail Segment
NTI	$—	$34
Acquisitions	—	448
Sustaining capital	5	15
	$5	$497
Canadian Retail Segment
NTI	$—	$4
Acquisitions	—	—
Sustaining capital	3	2
	$3	$6
CrossAmerica
Sustaining capital(a)	$3	$3
Acquisitions	—	53
	$3	$56

Total aggregate capital expenditures and acquisitions(b)	$11	$559
(a) CrossAmerica’s sustaining capital expenditures include approximately $2 million and $3 million of “growth” capital expenditures for the three months ended March 31, 2017 and 2016, respectively, which are those capital expenditures expected to increase CrossAmerica’s operating income or operating capacity over the long term.
(b) $32 million of capital expenditures during 2017 were accrued at December 31, 2016 and $8 million of capital expenditures during 2016 were accrued at December 31, 2015.
Other Matters Impacting Liquidity and Capital Resources
Cash Held by Our Canadian Subsidiary
As of March 31, 2017, $59 million of cash was held in Canada. In December 2015, we established a U.S. dollar denominated intercompany loan from the U.S. to a Canadian subsidiary. At March 31, 2017, the outstanding amount of this loan was $125 million. As the Canadian foreign currency exchange rates fluctuate with the U.S. dollar, we will recognize either a gain or loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
Cash Held by CrossAmerica
As of March 31, 2017, $6 million of cash was held by CrossAmerica.

Concentration of Suppliers
For the three months ended March 31, 2017, CST purchased substantially all of its motor fuel for resale from Valero.
For the three months ended March 31, 2017, CrossAmerica purchased approximately 28%, 27% and 22% of its motor fuel from ExxonMobil, BP, and Motiva, respectively.
Concentration of Customers
CST has no significant concentration of customers. For the three months ended March 31, 2017, CrossAmerica distributed approximately 14% of its total wholesale distribution volumes to DMS and its affiliates and received 23% of its rent income from DMS and its affiliates. For the three months ended March 31, 2017, CrossAmerica distributed 7% of its total wholesale distribution volume to CST and received 20% of its rent income from CST, respectively.
CrossAmerica Limited Partnership Distributions
Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$21
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$21
The amount of any distribution is subject to the discretion of the GP Board, which may modify or revoke CrossAmerica’s cash distribution policy at any time. CrossAmerica’s Partnership Agreement does not require CrossAmerica to pay any distributions. As such, there can be no assurance CrossAmerica will continue to pay distributions in the future at current levels or at all.
For each of the three months ended March 31, 2017 and 2016, CrossAmerica distributed $4 million to us with respect to our ownership of common units.
CrossAmerica IDR Distributions to CST
For each of the three months ended March 31, 2017 and 2016, CrossAmerica distributed $1 million to us with respect to our ownership of the IDRs.
CrossAmerica Acquisition of State Oil Assets
In September 2016, CrossAmerica acquired certain assets of State Oil Company located in the greater Chicago market for approximately $42 million.
Outlook
On August 21, 2016, our Board of Directors unanimously approved the Merger, and subject to the terms and conditions thereof, Couche-Tard will acquire all of the shares of CST. CST’s stockholders approved the Merger Agreement at a special meeting of stockholders held November 16, 2016. The Merger Agreement contains certain restrictions that may limit our ability to undertake or continue various strategic initiatives without Couche-Tard’s consent. Additionally, there are a number of other factors related to the Merger and Merger Agreement that could impact our operations, which are included under the heading “Cautionary Statement for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.” CST and Couche-Tard have been continuing to work cooperatively with regulators in their review of the merger and, based on what we consider to be the substantial progress made to date, while there can be no assurances as to timing, we continue to expect that we will complete the merger on or before June 30, 2017. See Note 1 included elsewhere in this quarterly report for additional information.

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
In March 2016, the FASB issued ASU 2016-09–Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. There was no material impact to our financial statements as a result of the application of this standard.
In October 2016, the FASB issued ASU 2016-16–Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs. This guidance is effective January 1, 2018 and requires a modified retrospective application through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have chosen to early adopt the standard effective January 1, 2017 using the modified retrospective method which resulted in a decrease to Other assets, net and Deferred income taxes of approximately $17 million.
In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for public fiscal years and interim periods within those years beginning after December 15, 2017. We have chosen to early adopt this standard effective January 1, 2017. Although there was no impact upon adoption, among other things, this guidance will result in the capitalization rather than expensing of acquisition costs in future transactions that will be accounted for as asset acquisitions rather than business combinations under the new definition of a business.
In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for a Company's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Management has elected to early adopt this guidance effective January 1, 2017, which had no impact upon adoption but could result in a change in the measurement of an impairment loss if an impairment was required to be recorded in the future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
CST’s debt includes a $319 million, five-year, amortizing term loan bearing interest at a variable rate. In addition, the CST revolving credit facility has a borrowing capacity of up to $500 million, and any borrowings would bear interest at variable rates. As of March 31, 2017, the weighted average interest rate on outstanding borrowings under the credit facility was 2.72%. A one percentage point change in the average interest rate would impact annual interest expense by approximately $5 million.
As of March 31, 2017, CrossAmerica had $449 million outstanding under its revolving credit facility. Outstanding borrowings under this credit facility had a weighted-average interest rate of 3.95%. A one percentage point change in CrossAmerica’s average rate would impact annual interest expense by approximately $4 million.
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
Foreign Currency Risk
Our financial statements are reported in U.S. dollars. However, a substantial portion of our operations and assets are located in Canada. As such, our reported results of operations, cash flows and financial position as they relate to our Canadian operations are impacted by fluctuations in the Canadian dollar exchange rate into U.S. dollars. We have not historically hedged our risk associated with our exposure to the Canadian dollar/U.S. dollar exchange rate. A one percent decline in the 2017 weighted average exchange rate would have no material impact to our March 31, 2017 net income. As of March 31, 2017, $59 million of cash was held in Canada.
At March 31, 2017, a Canadian subsidiary had outstanding to the U.S. a U.S. dollar denominated loan in the amount of $125 million. If the Canadian dollar strengthens against the U.S. dollar during a reporting period, we will recognize a gain related to the outstanding balance of this loan in “other income” on our consolidated income statement. If the Canadian dollar weakens against the U.S. dollar during a reporting period, we will recognize a loss related to the outstanding balance of this loan in “other income” on our consolidated income statement.
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.
(b) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a public company, CrossAmerica’s management is required to report on its evaluation and conclusions regarding the effectiveness of its internal control. As noted in CrossAmerica’s Form 10-Q for quarter ended March 31, 2017, there were no changes in its internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 7 of the Condensed notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K.

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

Date: May 8, 2017